Form 10-Q
period 1995-06-30
INSTRUCTIVISION INC
filed 1995-08-14
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1995


Commission file Number     2-98176NY

                   Instructivision Inc.
(Exact name of registrant as specified in its charter)

    New Jersey                        22-2386359
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3 Regent Street, Livingston, NJ               07039
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(201) 992-9081

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     As of June 30, 1995 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

           PART I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

                         INSTRUCTIVISION, INC.
                             BALANCE SHEETS

                                ASSETS

                                     June 30, 1995    September 30, 1994
                                     _____________    __________________
                                      (unaudited)
Current Assets
 Cash                                 $     1,293           $    19,999
 Accounts receivable- unaffiliated        198,573               218,312
 Accounts receivable - affiliated          44,123               120,580
 Inventory                                379,480               390,537
 Prepaid expenses                           8,217                 7,744
 Deferred income taxes                     30,000                51,000
                                      ___________           ___________
    Total current assets                  661,686               808,172
                                      ___________           ___________
Property and equipment at cost, less
 accumulated depreciation                 413,287               277,084

Other assets
 Capitalized software - net of
  amortization                            115,177               110,861
 Deposits                                  13,125                13,125
 Deferred income taxes                     89,000                76,000
                                      ___________           ___________
       Total other assets                 217,302               199,986
                                      ___________           ___________
       Total assets                   $ 1,292,275           $ 1,285,242
                                      ___________           ___________

                     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
 Accounts payable                     $    55,820          $    115,574
 Accrued expenses                          41,934                80,658
 Notes payable - current portion           36,423                10,000
 Notes payable - shareholder               58,750                14,500
 Deferred income                                0                27,000
                                      ___________          ____________
        Total current liabilities         192,927               247,732

Notes payable, less current portion        72,893                 3,333
                                      ___________          ____________
        Total liabilities                 265,820               251,065
                                      ___________          ____________
Commitments and Contingencies

Stockholders' equity
 Common Stock, $.001 par value, authorized
 10,000,000 shares; issued and
 outstanding 3,350,000 shares               3,350                  3,350
Additional paid-in capital              1,425,218              1,425,218
Accumulated deficit                      (402,113)              (394,391)
                                     _____________          _____________
  Total stockholders' equity            1,026,455              1,034,177
                                     _____________          _____________
  Total liabilities and
  stockholders' equity                $ 1,292,275           $  1,285,242
                                     _____________          _____________

See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.

                        STATEMENT OF OPERATIONS

            FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                           (Unaudited)


                                      June 30, 1995    June 30, 1994
                                      _____________    _____________
Net Sales
 Products                              $   310,722      $   346,073
 Services - unaffiliated                   435,687          411,016
 Services - affiliated                     102,903          165,888
                                       ____________      ___________
  Total revenues                           849,312          922,977

Costs and expenses
Cost of Sales
 Products                                  177,051          130,302
 Services - unaffiliated                   254,167          313,864
 Services - affiliated                      60,112            2,000
                                       ____________      ___________

Total cost of sales                        491,330          446,166
                                       ____________      ___________
General and administrative
 expenses                                  351,210          357,757
Interest Expense                             6,495            1,883
                                       ____________      ___________
Total costs and expenses                   849,035          805,806
                                       ____________      ___________
Income before income taxes                     277          117,171

Provision for income taxes                   8,000           47,000
                                       ____________      ___________
Net income (loss)                           (7,723)          70,171
                                       ____________      ___________

Earnings (Loss) per share               less than
                                         $ (.01)            $  .02
                                       ____________      ___________

[FN]
See Accompanying Notes to Financial Statements

                        INSTRUCTIVISION INC.

                       STATEMENT OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                       June 30, 1995        June 30, 1994
                                       ______________      ______________
Revenues
Net Sales
 Products                               $    80,068         $   136,616
 Services - unaffiliated                    180,966             120,108
 Services - unaffiliated                     11,835              48,701
                                        ____________        ____________
    Total revenues                          272,869             305,425

Costs and expenses
Cost of sales
 Products                                    63,813              47,111
 Services - unaffiliated                    106,790             116,507
 Services - affiliated                        7,953               2,000
                                        ____________        ____________
    Total cost of sales                     178,556             165,618

General & administrative expenses           109,453             112,088
 Interest expense                             4,737                 718
                                        ____________        ____________
    Total costs and expenses                292,746             278,424

Income before income taxes                 ( 19,877)             27,001

Provisions for income taxes                  (5,000)            (11,000)
                                        ____________         ___________
Net income                              $  ( 14,877)         $   16,001
                                        ____________         ___________

                                         less than
Earnings per share                        $(.01)                $ .01
                                        ____________         ___________


[FN]
See accompanying notes to financial statements

                         INSTRUCTIVISION INC.

                       STATEMENTS OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED JUNE 30, 1995

                  AND THE YEAR ENDED SEPTEMBER 30, 1994



                                               June 30,      September 30,
                                                 1995               1994
                                             ____________    _____________
Operating Activities:

Net income (loss) from operations             $  ( 7,723)      $  271,285
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation                                     79,115           76,070
 Amortization of capitalized software             24,759           28,225
 Deferred income taxes                             8,000           61,000
 Cumulative effect of change in accounting             0         (188,000)
Changes in operating assets and liabilities
 In(decrease) in accounts receivable
 - unaffiliated                                   19,739           43,733
 - affiliated                                     76,457          (55,337)
De(increase) in inventory and prepaid expenses    10,584          (75,380)
De(increase) in accounts payable and accrued
 expenses                                        (98,477)          43,227
(De)increase in deferred income                  (27,000)          27,000
                                              ___________      ___________
Net cash provided by operating activities         85,454          231,823

Investing activities
 Additions to capitalized software               (29,075)         (60,126)
 Purchases of property, plant & equipment       (215,318)        (151,143)
                                              ___________      ___________
Net cash utilized in investing activities       (244,393)        (211,269)
                                              ___________      ___________
Financing activities
 Proceeds from promissory note                   111,374                0
 Proceeds from shareholder advances               46,600                0
 Principal payments on credit lines, notes
 payable and capital lease obligations           (17,741)         (18,382)
                                              ___________      ___________
Net cash (utilized) provided by financing
 activities                                      140,233          (18,382)
                                              ___________      ___________
(De)increase in cash                             (18,706)           2,172
Cash at beginning of year                         19,999           17,827
                                              ___________      ___________
Cash at end of year                           $    1,293       $   19,999
                                              ___________      ___________

[CAPTION]
Supplemental disclosure of cash flow information

                                         June 30, 1995  September 30, 1994
                                         _____________  __________________

Cash paid uring the year for
 Interest                                  $ 5,120          $ 2,921
 Income taxes                                    0               25

[FN]
See accompanying notes to financial statements

                          INSTRUCTIVISION INC.

                  NOTES TO INTERIM FINANCIAL STATEMENTS

                          June 30, 1995
                           (unaudited)

Note 1. Summary of Significant Accounting Policies

    The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim period.

    The results of operations for the nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

    Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended June 30, 1995.

                       INSTRUCTIVISION INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       June 30, 1995

1. Material Changes in Financial Condition:

    The Company's working capital ratio as of June 30, 1995 is 3.5 : 1 as compared to 3.3 : 1 as of September 30, 1994. A decrease in revenue of $32,556 has been recorded for the quarter ended June 30, 1995 compared to the same quarter in the previous year, due to a decrease in educational funding in many schools and increase in competitive products on the educational market.

    The Company's working capital decreased by $18,000 in the first nine months of 1995. The decrease is primarily due to the decrease in accounts receivable and the Company's expansion of its video production facilities. The Company invested approximately $350,000 in new technology, replacement of obsolete video production equipment, and the addition of a second post production video editing suite in order to meet demands for this service and stimulate long term revenue growth.

    The additional funds required by the expansion were in part financed by a promissory note in the amount of $111,374, payable over a period of three years and collateralized by equipment of the Company.

    The Company is in the process of developing new educational books and software specifically designed for the educational market in the state in Florida where management intents to concentrate its sales effort to increase market share in educational product sales outside New Jersey.

    The software and accompanying textbooks are scheduled to be ready for distribution by October, 1995.

     Management believes the Company's cash availability to be sufficient to meet its short term and long term needs.

                        INSTRUCTIVISION INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INSTRUCTIVISION INC.
                                   Registrant


August 15,1995                     Jay Comras
Date                               Jay Comras
                                   President


August 15, 1995                    Rosemary Comras
Date                               Rosemary Comras
                                   Secretary