Form 10-Q/A
period 1995-06-30
INSTRUCTIVISION INC
filed 1995-10-03
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q/A


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1993

Commission file Number     0-14411

                   Instructivision, Inc.
(Exact name of registrant as specified in its charter.)

       New Jersey                    22-23386359
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3 Regent Street, Livingston, NJ               07039
(Address of principal executive offices      (Zip Code)


Registrant's telephone number, including area code:
(201) 992 9081

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 3,350,000 shares as of
June 30, 1995.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INSTRUCTIVISION, INC.
                                   Registrant

September 27, 1995                  Rosemary Comras
                                   Vice President and Controller