Form 10-K
period 1995-09-30
INSTRUCTIVISION INC
filed 1995-12-29
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1995

Commission file Number     0-14411

                   Instructivision, Inc.
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                    22-2386359
-------------------------------    ------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3 Regent Street, Livingston, NJ               07039
----------------------------------------      ----------
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code:
(201) 992 9081

Securities registered pursuant to Section 12(b) of the ACT:

Title of each Class:      Name of each exchange on which registered:
--------------------      ------------------------------------------
Common Stock                         none

Securities registered pursuant to Section 12(b) of the ACT:

Common Stock $0.001 par value
-----------------------------
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 27, 1995, was $837,500 based on the over-the-counter closing bid price of $.25 per share on December 27, 1995.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 27, 1995 was 3,350,000.

                            PART I

ITEM 1. BUSINESS
----------------

Introduction
------------

     Instructivision, Inc. (the "Company") develops and produces educational software and related workbooks, and video tapes. Many of the Company's programs are designed to assist students in developing basic skills in mathematics, reading, and writing, and in helping them prepare for various high school and college level examinations and college admission tests. Customers of the Company's educational programs include the National Association of Secondary School Principals (NASSP), the National Association of Elementary School Principals (NAESP), Educational Testing Service, and Steck-Vaughn Company. The Company also develops and publishes under its own name a number of test preparation and other educational programs available in three media: workbooks, computer software, and video.

     The Company owns a video production studio and post-production facility in which it creates video programs for corporate training commercials, and educational use. The Company specializes in creative services, script writing, on-location and studio production, tele-conferencing, audio recording, digital and analog editing, graphics, animation and duplication services. Commercial and corporate clients during the past fiscal year have included First Fidelity Bank, Syms, Chanel, Exxon, Telebrands, Resorts USA, General Nabisco, and others.

Background
----------

     The Company, a New Jersey corporation, was established in November 1981 to develop for sale educational video and computer programs, and textbooks. Initially the Company produced mainly educational material for other publishers. The Company currently develops workbooks, computer software, and video programs principally for its own publication. These programs include: STUDY SKILLS FOR SUCCESS; HSPT SUCCESS IN READING, WRITING AND MATHEMATICS; EWT SUCCESS IN READING, WRITING AND MATHEMATICS; HSPT EXCELLERATOR; KEY IT IN I AND II; SAT-1 EXCELLERATOR; SAT EDGE; ESSENTIAL SKILLS FOR THE ACT; and other programs.

     The Company's video production was started in 1986 to produce video tapes for its own distribution and to serve the corporate and advertising community in central New Jersey. Corporate video production sales now account for approximately 45% of the Company's sales.

     The Company publishes an expanding library of video programs for teacher training which is being published under the trade names of INSERVICE VIDEO NETWORK and VIDEO WORKSHOP. The Company lists 86 educational video tapes in its 1995 sales catalog.

Current Activities
------------------
1. Commercial video production

     The Company's video production facility is being marketed to the business community in the area: local merchants, advertising agencies, independent producers, telemarketers, and Fortune 500 companies.

    The Company's full service video production facility consists of a studio, two broadcast quality editing suites, two VHS editing suites, computerized 3-D animation stand, location camera package and duplicating equipment.

     Revenues attributable to the Company's video production for the fiscal year ended September 30, 1995, were approximately
$644,000.

2. Educational video tapes, software and workbooks:

     The principal source of revenues from educational products during the fiscal year ended September 30, 1995 were as follows:

a) Educational video tapes:

The INSERVICE VIDEO NETWORK, a collection of instructional tapes for middle and high school educators, is produced under a collaborative agreement with the NASSP. New tapes are continuously being produced and added to the Network. The Company's agreement with the NASSP requires it to pay royalties of 15% on annual net sales of the product (gross sales less returns and royalties paid to the authors). The Company has published over 90 video tapes since 1986. The authors of the individual tapes receive a 5% to 12% royalty from the net sales of their respective tapes.

     The VIDEO WORKSHOP is the trade name under which the Company produces and markets teacher training tapes for elementary school educators under an agreement with NAESP. The Company has produced 15 tapes in the series since 1992. The NAESP receives a 15% royalty from the net sales of such tapes. The authors of the individual tapes receive a 6% to 12% royalty from the sale of their respective tapes.

     The Company has produced a video tape program entitled THE
FROG: INSIDE-OUT, a two part 90 minute program which is being marketed by the Company. The Company has a non-exclusive distributor agreement with United Learning Company to sell the program. The Company has a non-exclusive distributor agreement with Optical Data Corp. to publish the product on video disk. The Company receives a royalty of 10% from the sale of the program on video disk.

     In 1993 the Company produced an eighteen lesson video course for students entitled SAT EDGE. The cost of production was in part financed by NASSP and Channel One. The Company received a 25% royalty from the sale of SAT EDGE. The agreement expired in November 1995. The program is now jointly owned by NASSP and Instructivision who will share equally in the revenues from the program.

b) Educational software and workbooks:
--------------------------------------

     The following software and workbook titles are currently being published by the Company under its own name:

STUDY SKILLS FOR SUCCESS: A software program available for Apple,
MS-DOS, and Macintosh computers, for students grades 8 through 12.

ESSENTIAL SKILLS FOR THE ACT: A software program for students preparing for the ACT, available for Apple, MS-DOS, and Macintosh.

HSPT SUCCESS: Three sparate programs for Reading, Writing and Mathematics to assist students preparing for the New Jersey High School Proficiency Test. The study material is available as print material, and software (Apple, Macintosh, MS-DOS, Windows). A new software program, HSPT EXCELLERATOR, was added to the series in 1994.

EWT SUCCESS: Software and workbooks for students preparing for the New Jersy Early Warning Test in seventh and eighth grade.

     The Company's other workbooks for improving basic math skills are: SRA IMPLEMENTATION KIT IN MATHEMATICS, KEY IT IN I and KEY
IT IN II.

     The Company is obligated to pay royalties to authors of some of the Company's products. Such royalties payable range from 5% to 10%.

     The Company's software is available for Apple, Macintosh, MS-DOS and Windows formats. Site licenses and networking rights give a school license to duplicate and network the program. The Company updates its various software products from time to time to be compatible with software currently available in the marketplace.

c) Other Revenues
-----------------

     The Company receives a royalty of 1.5 to 3% from Steck-Vaughn Company as author of components of TEST BEST, a workbook series published since 1991.

SAT-1 EXCELLERATOR, ACT TEST EXCELLERATOR, and IMPROVING COLLEGE ADMISSION SCORES ON THE ACT: The Company produced for the NASSP a series of software and workbooks to prepare students for SAT and ACT tests. The Company receives a royalty of 15% on workbooks and 20% on software sold by the NASSP. The Company also has a license to sell the programs. The NASSP receives a royalty of 15% to 20% from the sale of the programs by the Company.

WORKLINK. The Company developed a software program for Educational Testing Service which provides a database of students' records for prospective employers. The Company receives a 5% royalty from the sale of the program and related material.

New Product Development
-----------------------
    The Company does not separately account for research and de-velopment costs but estimates that on average such costs are not a material portion of cost of sales.

    The Company's new projects under development are:

HSCT SUCCESS. The Company's program includes workbooks and soft-ware for the Florida High School Competency Test in mathematics and communication. The material was completed in October 1995 and will be marketed to Florida schools through independent sales representatives.

MASTERING THE GED. A new software program to prepare students for the high school equivalency test is being developed by the Company. The program is scheduled for completion by January 1996.

SAT-II. The Company has commenced development of software programs to assist students taking the SAT-II college placement tests in mathematics, writing, and science.

Future Plans
------------

     The Company intends to continue expanding its product lines, and to make existing software compatible with new technology.

     The Company is planing to offer consulting services to schools. Under the trade name KNOWLEDGE NAVIGATORS, the Company will offer management services, specialized teacher training seminars, and a variety of educational services to school districts.

    The Company's video production facility offers competitive rates and is easily accessible to the central New Jersey business community. During fiscal year 1994 and 1995, the Company made major capital improvements in the amount of approximately $350,000 in its video department to meet the demand for special effects and digital editing. In 1996, the Company will place a major emphasis on expanding the market for its video production services.

Marketing
---------

     The Company has collaborated with the NASSP in the development of various programs and, as a result, has transferred several of the programs it has created, to the NASSP for direct marketing to schools throughout the country. The NASSP, of which Dr. Thomas Koerner, a director of the Company, is Associate Executive Director, accounted for approximately 10% of the Company's sales during the fiscal year ended September 30, 1995 (see Item 13 hereof).

     The Company has also produced educational software under contract to other commercial publishers for fixed fees and/or advances against royalties, and royalties. It is also marketing under its own name a number of software and video products. The Company has retained the broadcast and cable television rights to the video tapes it has produced.

     The Company is marketing its educational and cultural video programs to educational institutions and publishers. The Company has granted Southern Media Systems exclusive marketing rights to the sale of HSCT, SAT, and ACT programs in the State of Florida.

     The Company has agreements with the NASSP to share in the marketing of several of its educational programs. The Company receives a royalty of 15% to 50% from the sale of the programs. The NASSP receives a royalty of 15% to 50% from the Company's sale of those programs.

     The Company has a full-time commission salesperson for the New Jersey school market, and a part-time sales representative for its video production services. The Company has agreements with independent sales representatives in Pennsylvania, Delaware, Mary-land and the District of Columbia on sales of its education products in those territories. The Company also markets its products to mail-order distributors throughout the United States. The Company pays commissions of 5% to 50% to sales representatives and distributors on the sale of the Company's products.

     While a significant portion of the Company's sales is made to schools, the Company does not generally enter into long-term contracts with such customers, but instead sells pursuant to specific orders with a short delivery schedule, or under a price quotation valid for no more than one year. Therefore, a material portion of the Company's business is not subject to renegotiation of profits or termination of contracts at the election of the government.

Seasonality of the Business
---------------------------

     The bulk of the Company's educational product sales are realized during the fourth quarter of its fiscal year, when school districts make their purchasing decision for the following academic year. Approximately 40% of the Company's sales are made to schools. However, revenues from video production services have in the past not been significantly affected by season, thereby providing year-round cash flow for the Company.

Employees
---------

     The Company had 10 full-time employees at September 30, 1995. The Company employs writers, freelance production crews and other support personnel as needed to assist in development of educational programs and its video production services. Contracts for services of outside contractors are normally on a fee basis; however, some may receive a percentage of revenues as royalty from the Company for their program participation. This practice has allowed the Company to draw on part-time technical personnel and writers, while main-taining low overhead and employment costs. The Company anticipates maintaining this employment approach in the next fiscal year.

Copyrights and Trademarks
-------------------------

     The Company has applied for copyrights for certain of its programs and software documentation related to these programs. However the granting of copyright protection cannot prevent the unauthorized copying of the Company's products. Where applicable, the Company utilizes non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and others. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company, and in the event of any breach of such agreements, the Company intends to take appropriate legal action. There can be no assurance that competitors with substantially greater financial resources will not develop similar products outside the protection of any copyright that may be granted to the Company. Management believes that the competitive position of the Company depends primarily on the creative ability and technical competence of its personnel and that its business will not be materially dependent on copyright protection.

     The Company markets a portion of its products under the Company's name of Instructivision. The Company has been denied trademark protection by the U.S. Patent and Trademark Office for this name because, in the view of the examiners, the Company's name is not easily distinguishable from a registered trademark belonging to a Canadian firm. The Company does not believe that the absence of trademark protection for its name will cause any marketing difficulties for its products. Nevertheless, the Company cannot rule out the possibility of having the use of its name challenged and/or having to change its name. The Company may not have the resources to successfully defend an infringement action. Should the Company be required to change its name or adopt another name for marketing purposes, the cost of such change or adoption is presently un-determinable.

     The Company markets some of its video programs under the trade names INSERVICE VIDEO NETWORK and VIDEO WORKSHOP.

Backlog
-------

    The Company's sales backlog at September 30, 1995 consisted of contractual video production obligations to be filled over the next 30 days of approximately $30,000. Orders for existing computer software and books are currently processed and shipped within 3 to 15 days.

Competition
-----------

     Several of the Company's competitors have greater financial resources, more extensive business experience and greater software and video program production development, manufacturing, marketing, and servicing capabilities than the Company. There already is a large number of software programs directed at preparing students for test taking on the market.

     The Company also competes with other video production companies producing commercials and instructional video programs. The Company plans to continue competing in the multimedia educational market on the basis of its previous experience in developing test preparation software and video tapes and on its management's experience as professional educators, attuned to the needs of the education sector.

ITEM 2. Property
----------------

     The Company's executive facilities, teleproduction studio and software production facilities are housed in approximately
7,300 sq.ft. of leased office space at 3 Regent Street, Livingston, New Jersey. The monthly rental as of September 30, 1995 was $9,133.75. The lease will expire on June 30, 2001. Under the lease, the Company is responsible for insurance, maintenance, taxes and other costs of occupancy. The Company believes that the space will meet its needs for the foreseeable future and would accommodate a significant increase in production of educational products and video services.

ITEM 3. Legal Proceedings
-------------------------
none

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
none

                                 PART II
                                 -------
ITEM 5. Market for the Company's Common Equity and Related
        Shareholder Matters.
-----------------------------------------------------------

     The Company's Common Stock has been traded on a limited and sporadic basis in the over-the-counter market. The following table sets forth for the Company's fiscal periods indicated the high and low bid quotation in the over-the-counter market for the Company's Common Stock. Quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Period                      Common Stock
                            High     Low
-------                     ----     ---

10/1/93 - 12/31/93          1/8     1/16
1/1/94  - 3/31/94           1/8     1/16
4/1/94  - 6/30/94           1/4     1/8
7/1/94  - 9/30/94           1/4     1/8
10/1/94 - 12/31/94          1/4     1/8
1/1/95  - 3/31/95           3/8     1/4
4/1/95  - 6/30/95           3/8     1/4
7/1/95  - 9/30/95           3/8     1/4
10/1/95 - 12/27/95          3/8     1/4

     At December 26, 1995 management believes that the approximate number of holders of the Company's Common Stock was 280. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 26, 1995, the Company's transfer agent advised that there were 178 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. As of March 1, 1992 the Company's stock is no longer traded on the NASDQ system.

ITEM 6. Selected Financial Data
-------------------------------

     The selected financial data presented below are derived from the Company's financial statements. The financial statements as of and for the five years ended September 30, 1995 have been examined by Martin
& Martin, independent certified public accountants. Their audit report on such financial statements as of September 30, 1995 and 1994 and for the three years ended September 30, 1995 is included elsewhere in this Form 10-K. This data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The Company has never paid cash dividends.

Summary of Balance Sheets
-------------------------

                                September 30,
                      1995       1994      1993        1992       1991
                   ----------  ---------  ---------   -------   ---------
Current assets      $ 762,489  $ 808,172   $668,016   $606,986   $431,968
Current liabilities   271,598    247,732    199,220    194,790    161,876
Working capital       490,891    560,440    468,796    412,196    270,092
Total Assets        1,411,159  1,285,242    962,112    935,014    818,362
Total liabilities     358,080    251,065    199,220    225,979    209,513
Stockholder's
 equity             1,053,079  1,034,177    762,892    709,035    608,849
Net tangible book
 value per share        .23      .24         .20        .18         .13
Shares used in per
 share calculation  3,350,000  3,350,000  3,350,000  3,350,000  3,350,000

Summary Statement of Operations
-------------------------------
                        1995      1994       1993       1992       1991
                   ----------  ---------- ----------  ----------  ---------
Revenues           $1,224,282  $1,253,011 $1,197,806  $1,263,773  $933,228
Cost of sales         698,958     648,822    690,440     700,177   564,931
Gen.admin.expenses    485,324     456,983    449,954     458,320   412,520
Income (loss) before
 cum.effect of
 accounting change     18,902      83,285     53,857     100,186   (53,329)
Cum.effect of
 accounting change         --     188,000       --          --       --
Net income (loss)      18,902     271,285     53,857     100,186   (53,329)
Earnings (loss) per
 share before extra-
 ord.items & cumulative
 effect of acctg.change   .01         .02       .01        .02       (.02)
Earnings (loss)
 per share                .01         .08       .02        .03       (.02)
Shares used in per
 share calculations  3,350,000 3,350,000   3,350,000   3,350,000 3,350,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
-------------------------------------------------------------------


     For the fiscal year ended September 30, 1995, the Company's net sales were $1,224,282 compared to $1,253,011 for 1994 and $1,197,806 in 1993. While revenues from video production services have increased over the past 4 years from 32% of total sales in 1992 to 52% of total sales in the fiscal year ended September 30, 1995, the sales of educational products have declined over the same period of time from 61% of sales in 1992 to 37% in fiscal 1995. Management attributes the decline in educational sales to the intense competition from other publishers and a reduction in public funding of education.

     The Company's total assets increased by 10% in fiscal 1995 from 1994 and 34% in the previous period, principally as a result of capital improvements made during the past two years. The Company invested $215,000 in fiscal 1995 and $138,000 in fiscal 1994 to expand the video production facility. The Company added a second post production edit suite and upgraded its equipment to digital production. The expansion was completed in July 1995. Management believes that these improvements are sufficient for the Company to meet a projected 50% increase for video production business over the next two years.

     The Company reported a net income of 1.5% for the year ended September 30, 1995, compared to 22% in 1994 and 4% in 1993. Factors which contributed to the increase in cost of goods were sharp in-creases in cost of paper, payroll, insurance, and maintenance. Cost of sales were 57% of revenues in the fiscal year ended September 30, 1995, compared to 52% in 1994, and 57% in 1993.

     Accounts payable at September 30, 1995 were 27% lower than at fiscal year ending September 30, 1994.

     At September 30, 1995, the Company had working capital in the amount of $490,891, a decrease of $69,549 from the previous year.
Working capital and proceeds from notes payable were utilized to purchase video production equipment.

     Accounts receivable were $316,759, $338,8892, and $327,288 at fiscal year ending September 30, 1995, 1994, and 1993, respectively. Management believes that its cash availability is sufficient to meet its future short and long term needs.

     In September 1995 Company completed its 10th year as a public company. Management concentrated on its long term plan to create a technologically advanced video production facility which is expected to provide revenue growth as the demand increases for this service.

ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------

See attached Financial Statements.

ITEM 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------

None

                            PART III
                            --------
ITEM 10. Directors and Executive Officers of Registrant
-------------------------------------------------------

     The executive officers and directors of the Company, and further information concerning them, are as follows:

Jay Comras         61   President, Chief Executive Officer and
                        Chairman of the Board of Directors

Rosemary Comrs     55   Vice President, Secretary/Treasurer and
                        Director

Thomas Koerner     64   Director

Marcus Ruger       64   Director

David Sousa        56   Director

     Jay Comras has been President and Chairman of the Board of Directors of the Company since its inception. Mr. Comras obtained a degree of Bachelor of Education from the University of Florida in 1956, a Masters of Arts in Education Administration and Supervision from Seton Hall University in 1963 and a Master of Arts in English and Curriculum Development from Teachers College, Columbia University in 1973. He has authored several books, publications and articles relating to teacher training and test preparation skills, and he is a consultant to the NASSP. Mr. Comras devotes his full time to the affairs of the Company, with the exception of time devoted to the NASSP.

     Rosemary Comras has been Vice President, Secretary/Treasurer and a director of the Company since its inception. Ms. Comras is the wife of Jay Comras, Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Comras devotes her full time to the affairs of the Company.

     Dr. Thomas F. Koerner has been a director of the Company since March 1985. Dr. Koerner has been Associate Executive Director for the NASSP since 1971. Dr. Koerner will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

    Dr. Marcus Ruger has been a director of the Company since March 1986. Dr. Ruger was employed as Director of Assessment Services for the Mountain Plains Regional Office of American College Testing (ACT) from 1983 to September 1995. Dr. Ruger will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of time.

    Dr. David Sousa has been a director of the Company since April 1994. Dr Sousa wss employed as Supervisor of Instruction and Assistant to the Superintendent at West Orange Public Schools from 1972 to June 1991. Dr. Sousa was employed as Superintendent for the New Providence School district from 1991 till July 1994. Dr. Sousa will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 1995 to serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 11.  Executive Compensation
--------------------------------

     The following table sets forth information concerning the com-pensation paid to Jay Comras, the Company's Chairman of the Board, President, and Chief Executive Officer, during each of the last three fiscal years. There are no excecutive officers of the Company for whom total annual salary and bonus exceeds $100,000.

                                 Annual Compensation
Name             Fiscal   Salary    Bonus    Other          All Other
                 year                      Compensation(1) Compensation(2)
-------------    ------  -----------------  -----------    --------------
Jay Comras,       1993    $73,621    ---    $  900         $    10,140
Chairman of the   1994     73,533    ---       500              10,880
Board, President  1995     77,825    ---       500              11,700
and CEO

(1) Compensation consists of personal use of a Company-owned automobile
(2) Compensation consists of premiums paid on a life insurance policy covering Mr. Comras, the proceeds of which are payable to beneficiaries designated by him.

     The Company has a three year employment agreement with Jay Comras, its Chairman of the Board, President and Chief Executive Officer, commencing March 1, 1994, providing for a salary of $80,000, with annual increases of $2,500, and a cash bonus of 3% of the Company's net profit before taxes. The agreement also provides for the payment of the premium on a life insurance policy covering Mr. Comras, the proceeds of which are payable to beneficiaries designated by him. Mr. Comras has exclusive use of a Company-owned automobile.

     The Company has a three year employment agreement with Rosemary Comras, Vice President and Secretary/Treasurer of the Company, which commenced September 1, 1993, for an annual salary of $60,000 and a cash bonus of 3% of the Company's net profit before taxes.

     The Company may, in the future, offer disability insurance, reimbursement of medical expenses and such other benefits as may be authorized by the Board of Directors. Presently, all full-time employees are eligible to receive Company paid health and dental insurance premiums. No retirement, pension, profit sharing, or other similar program has been adopted by the Company. No surviving warrants or stock options have been granted to any officer, director or other employee of the Company. However, such benefits may be adopted or options granted in the future, if they are authorized by the Board of Directors.

Key Man Insurance
-----------------

     The Company obtained a "key man" term life insurance policy on the life of Jay Comras, Chairman of the Board, President and Chief
Executive Officer of the Company, in the amount of $1,000,000, the proceeds of which are payable to the Company. The current annual premium to maintain such "key man" term life insurance is approximately $21,000.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     As directors of the Company, Jay Comras and Rosemary Comras participate in deliberations of the Board of Directors concerning executive officer compensation. The Board of Directors has no compensation committee or other committee performing equivalent functions.

     Dr. Thomas Koerner is a director of the Company. Dr. Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1995 and 1994, the Company derived revenues of approximately $120,000 and $169,000, respectively, from sales and consulting services to the NASSP.

Compensation of Directors
-------------------------

     Outside directors receive $250 for each board meeting attended and are reimbursed for the reasonable out-of-pocket expenses incurred by them in connection with the performance of their services as directors.

ITEM 12.  Security ownership of certain beneficial owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

Name and address of    Amount and Nature of        Percentage of
Beneficial Owner       Beneficial Ownership        Ownership (1)
-------------------    --------------------        -------------
Jay Comras (1)                1,075,000                32.0%
14 Tilden Drive
East Hanover NJ

Rosemary Comras               1,000,000                29.9%
14 Tilden Drive
East Hanover NJ

Thomas F. Koerner                   ---                 --
Tumbletree Way
Reston VA

Marcus C. Ruger                     ---                 --
3131 South Vaughn Way
Aurora CO

David Sousa                       6,000                  .002
729 Belvidere Avenue
Plainfield NJ
--------------------------------------------------------------
All officers and directors
as a group (5 persons)        2,081,000                62%

(1) Jay Comras, President, Chief Executive Officer and Chairman of the Board of Directors, and Ms. Rosemary Comrs, Vice President, Secretary/ Treasurer and a director of the Company, are husband and wife, and may act in concert with respect to the voting of their shares.

ITEM 13. Certain relationships and related transactions
-------------------------------------------------------

     Dr. Thomas Koerner is a director of the Company. Dor Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1995 and 1994 the Company derived revenues of approximately $120,000 and $169,000, respectively, from sales and consulting services to the NASSP.

Possible conflict of interest
-----------------------------

     Any conflict of interest between the Company and the personal interests of its officers and directors will be resolved to the best ability and in the best judgment of the officers and directors of the Company, in a manner which protects the interest of the Company. The officers and directors of the Company have agreed to present any opportunities to the Company first, when possible, for review and evaluation by the other directors of the Company.

     If the Company enters into transactions in the future with any of its officers and/or directors or companies affiliated with them, the terms of such transactions will be as favorable to the Company as those which could be obtained from an unrelated party in the arms-length transaction.

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------

(a) 1. Financial Statements
    2. Schedules
(b) Reports on Form 8-K
    none
(c) Exhibits required by Item 601(b) of Regulation 5-K:

1.1   Form of Common Stock(A)
1.2   Form of Warrant Agreement (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed. (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Sellling Agreement (B)
1.4   Form of Agreement among Underwriters (B)
1.5.  Form of Represantive's Stock Purchase Options (B)
1.6   Selling Security Holder's Options (H)
3.1   Certificate of Incorporation of the Registrant (A)
3.2   Certificate of Amendment to the Certificate of Incorporation (A)
3.3   Certificate of change to the Certificate of Incorporation  (A)
3.4   By-Laws of the Registrant (A)
10.1  Contract of Employment with Jay Comras (A)
10.1a Renewal of Employment Contract with Jay Comras (D)
10.2  Contract of Employment with Rosemary Comras (A)
10.2a Renewal of Employment Contract with Rosemary Comras (O)
10.3  Memorandum of Agreement with the NASSP (A)
10.4  Memorandum of Agreement with the NASSP and CBS Software (A)

10.5   Memorandum of Agrement with the NASSP (Achievment Tests (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT Preparation
       Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)
10.16b Amendment No. 2 to Lease (O)
10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Jay Comras (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)
(A)    Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B) Incorporated by reference, filed with Pre-Effective Amendment No. 2 of the Company's Registration Statement, File No. 2-98176-NY on or about July 18 1985
(C)    Incorporated by Reference, filed with form 8-K, dated
       August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by Reference, filed with Form 8-K, dated August
       12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by Reference, filed with Form 10-K on January 13,
       1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(o)    Filed with Fomr 10-K on December 28, 1994

     REPORT OF INDEPENDENT AUDITORS

Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheets of Instructivision, Inc. as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Or responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years ended September 30, 1995, 1994, and 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the financial statements, the Company changed its method of accounting for income taxes in 1994.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedules V, VI and X are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                     MARTIN & MARTIN

Cedar Knolls, New Jersey
December 21, 1995

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                     September 30,1995 and 1994

                                             1995        1994
                                           ----------- -----------
Current assets
Cash                                       $    1,246  $   19,999
Accounts receivable - unaffiliated            263,577     218,312
Accounts receivable - affiliated               53,182     120,580
Inventory                                     411,918     390,537
Prepaid expenses                                9,566       7,744
Deferred income taxes                          23,000      51,000
                                           ----------- -----------
 Total current assets                         762,489     808,172

Property and equipment at cost, less
 accumulated depreciation                     425,741     277,084

Other assets
Capitalized software - net of amortization    114,804     110,861
Deposits                                       13,125      13,125
Deferred income taxes                          95,000      76,000
                                           ----------- -----------
 Total other assets                           222,929     199,986
                                           ----------- -----------
 Total assets                              $1,411,159  $1,285,242
                                           ==========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                           $   83,241  $  115,574
Accrued expenses                               94,174      80,658
Notes payable - current portion                43,633      10,000
Notes payable - shareholder                    50,550      14,500
Deferred income                                    --      27,000
                                           ----------- -----------
 Total current liabilities                    271,598     247,732
Notes payable, less current portion            86,482       3,333
                                           ----------- -----------
 Total liabilities                            358,080     251,065
                                           ----------- -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares
issued and outstanding                          3,350       3,350
Additional paid-in capital                  1,425,218   1,425,218
Accumulated deficit                          (375,489)   (394,391)
                                           ----------- -----------
 Total stockholder's equity                 1,053,079   1,034,177
                                           ----------- -----------
 Total liabilities and stockholders equity $1,411,159  $1,285,242
                                           =========== ===========

[FN]
   See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
         For each of the Three Years ended September 30, 1995

                                       1995      1994      1993
                                   ---------   ---------  ---------
Revenues
Net sales: Products                $ 459,639   $ 521,938  $ 603,677
           Services - unaffiliated   644,765     562,073    484,129
           Services - affiliated     119,878     169,000    110,000
                                   ---------   ---------  ---------
 Total revenues                    1,224,282   1,253,011  1,197,806

Costs and expenses
Cost of sales
   Products                          235,263     176,163    260,571
   Services - unaffiliated           389,504     363,396    350,281
   Services - affiliated              74,191     109,263     79,588
                                   ---------   ---------  ---------
 Total cost of sales                 698,958     648,822    690,440
General and administrative expenses  485,324     456,983    449,954
Interest expenses                     12,098       2,921      3,555
                                   ---------   ---------  ---------
 Total costs and expenses          1,196,380   1,108,726  1,143,949
                                   ---------   ---------  ---------
Income before income taxes, extra-
ordinary items & cumulative effect
of change in accounting principle     27,902     144,285     53,857
Provision for income taxes             9,000      61,000     21,000
                                   ---------   ---------  ---------
Income before extraordinary item &
cum.effect of change in accounting    18,902      83,285     32,857
Extraordinary item - carryforward
loss benefit                              --          --     21,000
                                   ---------   ---------   --------
Income before cumulative effect of
change in accounting principle        18,902      83,285     53,857
Cum.effect of change in accounting        --     188,000         --
                                   ---------   ---------   --------
Net income                         $  18,902   $ 271,285   $ 53,857
                                   =========   =========   ========
Earnings per share -income before
extraordinary item and cumulative
effect of change in accounting         .01          .02       .01
Earnings per share - extraord.item      --           --       .01
Earnings per share - cumulative
effect of change in accounting          --          .06        --
                                   ---------   ---------   ---------
Earnings per share                  $  .01        $ .08     $ .02
                                   =========   =========   =========

[FN]
    See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY
               For the Three Years Ended September 30, 1995

                  Common Stock    Additional   Accumulated  Total
               Shares    Amount   paid-in       Deficit
                                  Capital
              ---------  -------  -----------  ----------- ---------
Balance,
Sept.30,1992  3,350,000  $3,350   $1,425,218   $(719,533)  $ 709,035
Net income
for year            --     --            --       53,857      53,857
              ---------  ------   ----------   ----------   --------
Balance,
Sept.30,1993  3,350,000   3,350    1,425,218    (665,676)    762,892

Net income
for year             --      --           --     271,285     271,285
              ---------  ------    ----------   ---------  ---------
Balance,
Sept.30,1994  3,350,000   3,350    1,425,218    (394,391)  1,034,177

Net income
for year             --      --           --      18,902      18,902
              ---------  ------   ----------   ---------- ----------
Balance,
Sept.30,1995  3,350,000  $3,350   $1,425,218   $(375,489) $1,053,079
              =========  ======   ==========   ========== ==========

[FN]
      See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For each of the Three Years Ended September 30, 1995

                                         1995       1994     1993
                                        --------- ---------  --------
Operating activities
Net income                              $  18,902 $ 271,285  $ 53,857
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                              112,353    76,070    94,941
Amortization of capitalized software       38,556    28,225    56,658
Deferred income taxes                       9,000    61,000        --
Cum.effect of change in accounting princ.      --  (188,000)       --
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                           (45,265)   43,733    37,481
 - affiliated                              67,398   (55,337)   (8,750)
Increase in inventory & prepaid expenses  (23,203)  (75,380)  (78,650)
(De)increase in accounts payable and
accrued expenses                          (18,817)   43,227   (25,226)
Increase in deferred income               (27,000)   27,000        --
                                         --------- ---------  --------
Net cash provided by operatg.activities   131,924   231,823   130,311
Investing Activities
Additions to capitalized software         (42,499)  (60,126)  (14,881)
Purchases of property, plant & equipment (261,010) (151,143) (102,786)
                                         --------- -------- ---------
Net cash utilized in investg. activities (303,509) (211,269) (117,667)
Financing activities
Proceeds from new borrowings              144,055       --         --
Proceeds from shareholder advances         36,050       --     15,880
Principal payment on credit lines,notes
payable and capital lease obligations     (27,273)  (18,382)  (17,413)
                                         --------- --------- ---------
Net cash (utilized) provided by
financing activities                      152,832   (18,382)  ( 1,533)
(De)increase in cash                      (18,753)    2,172    11,111
Cash at beginning of year                  19,999    17,827     6,716
                                         --------- --------- ---------
Cash at end of year                      $  1,246  $ 19,999  $ 17,827
                                         ========= ========= =========

Supplemental disclosure of cash flow information:
                                            1995      1994     1993
                                          -------   --------  -------
Cash paid during the year for
Interest                                  $12,098    $ 2,921  $ 3,555
Income taxes                                   25         25       25

[FN]
    See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1995

NOTE 1. Formation and Nature of Business

   Instructivision, Inc. operates in the educational service industry and produces educational software, workbooks, and video programs, and provides video production services, primarily directed at students, teachers, administrators and local businesses for in-house training purposes.

NOTE 2. Summary of Significant Accounting Policies

a. Inventory
------------
     Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market value.

b. Property and Equipment
-------------------------
     Property and equipment is stated at cost. Expenditures for maint-enance and repairs are charged to expenses as incurred and major renewals and betterments are capitalized. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets.

c. Income Taxes
---------------
     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for
Income Taxes" which requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards to the extent that realization of such benefits are more likely than not. (See Note 8 - Income Taxes)

d. Capitalized Software Costs
-----------------------------
     Product development includes all expenses related to future re-leases and enhancements of the products, including research, develop-ment, porting of software to new operating systems and platforms, documentation, development of training programs, less allowable capitalized software development costs.

     In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research and development costs incurred were insignificant for the years ending September 30, 1995, 1994 and 1993 and have been expensed.

                        INSTRUCTIVISION, INC.
                NOTES TO FINANCIAL STATEMENTS--(Continued)
                        September 30, 1995


e. Earnings per share
---------------------
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earings per share was 3,350,000 for each of the years ended September 30, 1995, 1994, and 1993. There were no common equivalent shares outstanding for any of these years.

NOTE 3. Inventory

     The components of inventory are as follows:
                                            1995        1994
                                          --------    ---------
Work in Process (video production cost)   $ 81,433    $ 39,905
Finished Goods (video)                     241,787     275,017
Finished Goods (workbooks)                  88,698      75,615
                                          --------    --------
                                          $411,918    $390,537
                                          ========    ========

NOTE 4. Property and Equipment

     At September 30, 1995 and 1994 property and equipment is comprised of the following:

                               Life (yrs)     1995        1994
                               -----------  ----------  ----------
Furniture and fixtures           3 - 8      $   36,401  $   33,725
Video equipment and computers    3 - 10      1,345,827   1,129,443
Automobile                           3          45,927      17,246
Leasehold improvements           5 - 10        109,520     100,251
                                            ----------  ----------
                                             1,541,675   1,280,665
Less accumulated depreciation                1,115,934   1,003,581
                                            ----------  ----------
Net                                         $  425,741  $  277,084
                                            ==========  ==========

NOTE 5. Capitalized Software

     For the years ended September 30, 1995 and 1994, accumulated amortization of costs related to computer software products held for sale was $261,034 and $222,478, respectively.

NOTE 6. Notes Payable

    Notes payable at September 30, 1995 and 1994 consist of the following:

                           INSTRUCTIVISION, INC.
                 NOTES TO FINANCIAL STATEMENTS --(Continued)
                           September 30, 1995

                                                 1995       1994
                                               ---------- ---------
Installment loan with Sony Electronics Inc.
maturing March 1998, payable monthly with
interest at 11 1/2%. The loan is collater-
alized by equipment of the Company            $  95,363   $   --

Installment loan with First Fidelity Bank
maturing June 2000, payable monthly, with
interest of approximately 10.5%. This loan
is collateralized by an automobile of the
Company                                          31,419       --

Installment loan with National Westminster
Bank commencing January 1994, payable in
24 monthly installments with interest of
approximately 9.5%                                3,333     13,333
                                               --------    -------
                                                130,115     13,333
Less current portion                             43,633     10,000
                                               --------    -------
Amount due after one year                      $ 86,482    $ 3,333
                                               ========    =======

     The following are the maturities of long term debt outstanding at
September 30, 1995:
1996       $43,633
1997        45,123
1998        27,953
1999         7,364
2000         6,042

NOTE 7. Related Party Transactions

    a. Pursuant to a promissory note dated June 1, 1987, the principal stockholder has agreed to make short term cash advances to the Company. The advances are to be repaid upon demand with interest payable monthly at 4% above the First Fidelity Bank's floating base commercial lending rate. The note is collateralized by specific equipment owned by the Company. The maximum advance amount is $75,000. The balance owed at September 30, 1995 and 1994 was $50,550 and $14,500, respectively.

     b. The Company is affiliated with a major customer of the Company, whose Associate Executive Director is a Director of the Company.

                             INSTRUCTIVISION, INC.
                   NOTES TO FINANCIAL STATEMENTS --(Continued)
                           September 30, 1995

     c. The Company has a three year employment agreement with Mr.Jay Comras, President, principal stockholder and founder of the Company, to employ Mr. Comras at the rate of $80,000 per year which commenced on March 1, 1994, with rate increases to $82,500 on March 1, 1995 and $85,000 on March 1, 1996. Mr. Comras receives a 3% bonus of the Company's net profit before taxes, commencing March 1, 1994. Included in Mr. Comras's employment agreement is the payment of a life insurance policy for Mr. Comras with an annual premium of approximately $11,700. The Company has a three year employment contracct with Ms. Rosemary Comras, Secretary/Treasurer of the Company at the rate of $60,000 per year base salary, plus a bonus of 3% of the Company's net profit before taxes, commencing September 3, 1993.

NOTE 8. Income Taxes

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 was to increase the net income by $188,000 or $.06 per share for the year ended September 30, 1994. Financial statements for the year ended September 30, 1993 have not been restated to apply the provisions of SFAS No. 109.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1994 are as follows:

                                        1995          1994
                                      -----------  ------------
Deferred tax liabilities :
 Depreciation                         $  28,000     $   3,000

Deferred tax assets:
 Net operating loss carryforwards       151,000       121,000
 Tax credit carryforwards                35,000        35,000
 Deferred income                             --        11,000
 Valuation allowance                    (40,000)      (37,000)
                                       ---------     ---------
                                        146,000       130,000
                                       ---------     ---------
Net deferred tax assets                $118,000      $127,000
                                       =========     =========

                         INSTRUCTIVISION, INC.
              NOTES TO FINANCIAL STATEMENTS --(Continued)
                          September 30, 1995

      The valuation allowance for deferred tax assets was reduced after the initial adoption in 1994 by $20,000 due to expiration of State net operating loss carryforwards in 1994. The valuation allowance was increased by $3,000 for the year ended September 30, 1995 due to the expectation of State net operating loss carryforwards expiring unused.

     Significant components of the provision for income taxes are as follows:

                                         1995     1994       1993
                                      --------- ---------  ----------
Current:
 Federal                               $    --    $   --   $ 21,000
 State                                      --        --         --
                                       --------   -------  --------
Total current                               --        --     21,000
Deferred:
 Federal                                 3,000      52,000       --
 State                                   6,000       9,000       --
                                       --------   --------  -------
Total deferred                           9,000      61,000       --
                                       -------    --------  -------
Total income tax expense               $ 9,000    $ 61,000  $21,000
                                       =======    ========  =======

     The reconciliation of income tax computed at statutory rates to income tax expense is as follows:

                                        1995       1994      1993
                                       ------     ------    ------
Statutory rate                           30%        30%       30%
State income tax                          9          9         9
Non-deductible expenses                  35         37         --
Net operating loss                      (53)       (20)        --
Changes in valuation allowances          11        (14)        --
                                        ----       ----      ----
  Total                                  32%        42%       39%
                                        ====       ====      ====

     The Company has available for Federal and State income tax purposes operating loss caryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                         INSTRUCTIVISION, INC.
              NOTES TO FINANCIAL STATEMENTS --(Continued)
                           September 30, 1995

                               Federal                  State
                   ----------------------------------   --------------
Year of            Operating Loss    Investment Tax     Operating Loss
Expiration         Carryforward    Credit Carryforward  Carryforward
---------------    --------------  -------------------  --------------
1996               $      --         $       --         $ 123,000
1998                      --                 --             9,000
2000                      --              1,000                --
2001                      --             34,000                --
2002                  248,000                --            38,000
2004                  144,000                --                --
2006                   15,000                --                --
2007                   38,000                --                --
                    ---------        ----------         ---------
                    $ 445,000        $   35,000         $ 170,000
                    =========        ==========         =========

NOTE 9. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $154,287 in 1995, $162,595 in 1994, and $159,000 in 1993, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the years ended September 30th, are as follows:

                1996      $109,605
                1997       109,605
                1998       109,605
                1999       109,605
                to 2001    191,809

b. Royalties
------------
     The Company has entered into royalty agreements with certain individuals who have participated in developing certain Company products. In general, the royalties are only due after all costs, per each contract, are recovered by the Company. The amount of future royalties due is directly dependent on the Company's revenue on each particular contract.

c. Concentration of Credit Risk
-------------------------------
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. As of September 30, 1995 the Company had no significant concentration of credit risk.

                                                SCHEDULE V
                       INSTRUCTIVISION, INC.
                   PROPERTY, PLANT AND EQUIPMENT
              For the Three Years Ended September 30, 1995

                       Balance at   Additions at            Balance at
Classification         beginning    cost purchased Retire-  end of
                       of period    by Company     ments    period
---------------        ----------   -------------- ------- -----------
Year ended
September 30, 1993
Furniture & fixtures   $   32,957    $     768     $   --  $   33,725
Video equip.& computers   881,036      102,018         --     983,054
Automobile                 17,246          --          --      17,246
Leasehold improvements     95,497          --          --      95,497
                        ---------     ---------     ------  ----------
    Total              $1,026,736     $ 102,786     $   --  $1,129,522
                       ==========     =========     ======  ==========

Year ended
September 30, 1994
Furniture & fixtures   $   33,725     $    --       $  --   $   33,725
Video equip.& computers   983,054       146,389        --    1,129,443
Automobile                 17,246          ---         --       17,246
Leasehold improvements     95,497         4,754        --      100,251
                       ----------      ---------    ------  -----------
    Total              $1,129,522      $151,143     $   --  $1,280,665
                       ==========      =========    ======  ==========

Year ended
September 30,1995
Furniture & fixtures   $   33,725      $  2,676      $ --   $   36,401
Video equip.& computers 1,129,443      $216,384        --    1,345,827
Automobile                 17,246        32,681        --       49,927
Leasehold improvements    100,251         9,269        --      109,520
                       ----------      --------      -----  ----------
    Total              $1,280,665      $261,010      $ --   $1,541,675
                       ==========      ========      =====  ==========   p


[FN]
See accountant's report on supplemental schedules

                                                    SCHEDULE VI
                           INSTRUCTIVISION, INC.
                 ACCUMULATED DPRECIATION, DEPLETION AND
               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              For the Three Years Ended September 30, 1995

                         Balance at  Additions             Balance at
 Classification          beginning   charged to   Retire-  end of
                         of period   cost & exp.  ments    period
---------------         ----------   ------------ -------- ----------
Year ended
September 30, 1993
Furniture & fixtures    $   27,334   $   2,662    $  --    $   29,996
Video equip.& computers    729,392      78,189       --       807,581
Automobile                  12,456       4,790       --        17,246
Leasehold improvements      63,388       9,300       --        72,688
                        ----------   ---------    -----    ----------
           Total        $  832,570   $  94,941    $ --     $  927,511
                        ==========   =========    =====    ==========
Year ended
September 30,1994
Furniture & fixtures    $   29,996   $   1,688    $  --    $   31,684
Video equip.& computers    807,581      64,846       --       872,427
Automobile                  17,246          --       --        17,246
Leasehold improvements      72,688       9,536       --        82,224
                        ----------   ---------    -----    ----------
           Total        $  927,511   $  76,070    $  --    $1,003,581
                        ==========   =========    =====    ==========
Year ended
September 30,1995
Furniture & fixtures    $   31,684   $     905    $  --    $   32,589
Video equip.& computers    872,427      99,365       --       971,792
Automobile                  17,246         906       --        18,152
Leasehold improvements      82,224      11,177       --        93,401
                        ----------   ---------    -----    ----------
          Total         $1,003,581   $ 112,353    $  --    $1,115,934
                        ==========   =========    =====    ==========

[FN]
See accountant's report on supplemental schedules

                                                                SCHEDULE x
                          INSTRUCTIVISION, INC.
                   SUPPLIEMENTAL INCOME STATEMENT INFORMATION
            For each of the Three Years Ended September 30, 1995

For the year ended September 30, 1993
Amortization                                 $   56,658
Maintenance and repairs                          10,450
Royalties                                        52,056
Advertising                                      14,500

For the year ended September 30, 1994
Amortization                                     28,225
Maintenance and repairs                           9,883
Royalties                                        47,318
Advertising                                      16,438

For the year ended September 30, 1995
Amortization                                     38,556
Maintenance and repairs                           3,095
Royalties                                        28,297
Advertising                                      20,725

[FN]
See accountants report on supplemental schedules.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INSTRUCTIVISION, INC.
                                   Registrant

December 29, 1995                  Jay Comras
                                   President, CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature          Title and Capacity                  Date
----------------   ------------------                  --------

Jay Comras         President, Principal Executive      12/29/95
                   Officer and Director

Rosemary Comras    Vice President, Secretary/Treasurer 12/30/95

Thomas F.Koerner   Director                            12/29/95

Marcus Ruger       Director                            12/29/95

David Sousa        Director                            12/29/95