Form 10-Q
period 1995-12-31
INSTRUCTIVISION INC
filed 1996-02-15
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1995

Commission file Number     2-98176NY

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


                         YES [X]        NO [ ]


     As of December 30, 1995 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS

                             ASSETS
                                           December 31, September 30,
                                              1995          1995
                                           -----------  ------------
                                           (unaudited)
Current assets
Cash                                       $      654    $    1,246
Accounts receivable - unaffiliated            208,317       263,577
Accounts receivable - affiliated               36,855        53,182
Inventory                                     348,838       411,918
Prepaid expenses                                8,164         9,566
Deferred income taxes                          23,000        23,000
                                           -----------   -----------
 Total current assets                         625,828       762,489

Property and equipment at cost, less
 accumulated depreciation                     395,699       425,741

Other assets
Capitalized software - net of amortization    186,729       114,804
Deposits                                       13,125        13,125
Deferred income taxes                         114,000        95,000
                                           -----------   -----------
 Total other assets                           313,854       222,929
                                           -----------   -----------
 Total assets                              $1,335,381    $1,411,159
                                           ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                           $   48,414    $   83,241
Accrued expenses                              103,487        94,174
Notes payable - current portion                31,481        43,633
Notes payable - shareholder                    45,450        50,550
                                           -----------   -----------
 Total current liabilities                    228,832       271,598
Notes payable, less current portion            86,482        86,482
                                           -----------   -----------
 Total liabilities                            315,314       358,080
                                           -----------   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares
issued and outstanding                          3,350         3,350
Additional paid-in capital                  1,425,218     1,425,218
Accumulated deficit                          (408,501)     (375,489)
                                           -----------   -----------
 Total stockholder's equity                 1,020,067     1,053,079
                                           -----------   -----------
 Total liabilities and stockholders equity $1,335,381    $1,411,159
                                           ===========   ===========

[FN]
       See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
          For the Three Months Ended December 31, 1995 and 1994
                           (unaudited)

                                      December 31,   December 31,
                                         1995            1994
                                    -------------    ------------
Revenues
Net sales
 Products                             $ 128,025      $   148,137
 Services - unaffiliated                110,314          123,865
 Services - affiliated                   17,984           53,383
                                      ----------     ------------
 Total revenues                         256,323          325,385

Costs and expenses
Cost of sales
   Products                              72,829           71,709
   Services - unaffiliated               87,928           71,029
   Services - affiliated                 14,334           30,612
                                     -----------     ------------
 Total cost of sales                    175,091          173,350

General and administrative expenses     128,208          115,845
Interest expenses                         5,037              875
                                     -----------     ------------
 Total costs and expenses               308,336          290,070
                                     -----------     ------------
Income (loss) before income taxes       (52,013)          35,315

Provision for income taxes              (19,000)          15,000
                                     -----------     ------------
Net income (loss)                     $ (33,013)      $   20,315
                                     ===========      ===========

Earnings per share                     $ ( .01)           $ .01
                                     ===========      ===========

[FN]
         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
             For the Three Months Ended December 31, 1995
                and the Year Ended September 30, 1995

                                       December 31, September 30,
                                           1995        1995
                                       -----------  ------------
Operating activities
Net income                               $(33,013)  $  18,902
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                               32,420     112,353
Amortization of capitalized software        8,613      38,556
Deferred income taxes                     (19,000)      9,000
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                            23,260     (45,265)
 - affiliated                              48,327      67,398
De(In)crease in inventory and prepaid
  expenses                                 64,482     (23,203)
Decrease in accounts payable and
accrued expenses                          (25,514)    (18,817)
Decrease in deferred income                   --      (27,000)
                                         ---------  ----------
Net cash provided by operatg.activities    99,575     131,924
Investing Activities
Additions to capitalized software         (80,538)    (42,499)
Purchases of property, plant & equipment   (2,378)   (261,010)
                                         ---------  ----------
Net cash utilized in investg. activities  (82,916)   (303,509)
Financing activities
Proceeds from new borrowings                   --     144,055
Proceeds from shareholder advances          3,700      36,050
Principal payment on credit lines,notes
payable and capital lease obligations     (20,951)    (27,273)
                                         ---------   ---------
Net cash (utilized) provided by
financing activities                      (17,251)    152,832
Decrease in cash                             (592)    (18,753)
Cash at beginning of year                   1,246      19,999
                                         ---------   ---------
Cash at end of year                      $    654    $  1,246
                                         =========   =========

Supplemental disclosure of cash flow information:

                                 December 31,  September 30,
                                    1995            1995
                                 -----------   -------------
Cash paid during the year for
Interest                           $  5,037     $  12,098
Income taxes                             25            25

[FN]
    See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 1995
                              (unaudited)
Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended December 31, 1995 and 1994.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Conditon:

    The working capital ratio as of December 1995 is 2.7 : 1 as compared to 2.9 : 1 as of September 30, 1995, due primarily to a reduction in current assets of $762,489 to $625,825 from September 30, 1995 to December 31, 1995. At the same time, current liabilities were reduced by $42,766 from September 30 1995 to December 31, 1995.

2. Material Changes in Results of Operations:

     The Company experienced a seasonal reduction in video production sales due, in part, to inclement weather in December, which forced cancellation of scheduled production business. Additionally, one of the Company's major video customers experienced a slowdown resulting in a decline in orders from that customer. Sales from video production services were $110,314, as compared to $209,078 in the previous quarter.

     The Company's new "Mastering the GED" software program, is expected to be completed in February 1996.

     On December 30, 1995 pending orders for video production services to be filled over the next three months were valued at approximately $62,000.

     Management believes the Company's cash availability to be sufficient to meet its short and long-term obligations.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

February 14, 1996                  Rosemary Comras
                                   Vice President & Controller