Form 10-Q
period 1996-03-31
INSTRUCTIVISION INC
filed 1996-05-16
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996

Commission file Number     2-98176NY

                      Instructivision, Inc.
     -------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       New Jersey                            22-2386359
- -------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

3 Regent Street, Livingston, NJ                    07039
- ----------------------------------------           ----------
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


                         YES [X]        NO [ ]


     As of March 31, 1996 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS

                             ASSETS
                                          March 31,   September 30,
                                            1996          1995
                                         -----------  ------------
                                         (unaudited)
Current assets
Cash                                     $      917   $    1,246
Accounts receivable - unaffiliated          229,127      263,577
Accounts receivable - affiliated             65,880       53,182
Inventory                                   318,595      411,918
Prepaid expenses                              1,776        9,566
Deferred income taxes                        23,000       23,000
                                         -----------  -----------
 Total current assets                       639,295      762,489

Property and equipment at cost, less
 accumulated depreciation                   361,506      425,741

Other assets
Capitalized software - net of amortization  199,342      114,804
Deposits                                     13,125       13,125
Deferred income taxes                       119,000       95,000
                                         -----------  -----------
 Total other assets                         331,467      222,929
                                         -----------  -----------
 Total assets                            $1,332,268   $1,411,159
                                         ===========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                         $   96,427    $   83,241
Accrued expenses                             66,126        94,174
Notes payable - current portion              42,643        43,633
Notes payable - shareholder                  51,950        50,550
                                         -----------   -----------
 Total current liabilities                  257,146       271,598
Notes payable, less current portion          64,557        86,482
                                         -----------   -----------
 Total liabilities                          321,703       358,080
                                         -----------   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares
issued and outstanding                        3,350         3,350
Additional paid-in capital                1,425,218     1,425,218
Accumulated deficit                        (418,003)     (375,489)
                                         -----------   -----------
 Total stockholder's equity               1,010,565     1,053,079
                                         -----------   -----------
 Total liabilities & stockholders equity $1,332,268    $1,411,159
                                         ===========   ===========

[FN]
       See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 1996 and 1995
                           (unaudited)

                                      March 31,       March 31,
                                         1996            1995
                                      ----------     -----------
Revenues
Net sales
 Products                             $ 133,987      $    80,717
 Services - unaffiliated                135,186          132,656
 Services - affiliated                   18,016           37,685
                                      ----------     ------------
 Total revenues                         287,189          251,058

Costs and expenses
Cost of sales
   Products                              86,559           48,693
   Services - unaffiliated              100,823           88,633
   Services - affiliated                  1,893            2,098
                                      ----------      -----------
 Total cost of sales                    189,275          139,424

General and administrative expenses     107,983          125,913
Interest expenses                         4,494              882
                                      ----------      -----------
 Total costs and expenses               301,690          266,219
                                      ----------      -----------
Income (loss) before income taxes       (14,501)         (15,161)

Provision for income taxes              ( 5,000)          (2,000)
                                      ----------      -----------
Net income (loss)                     $ ( 9,501)      $  (13,161)
                                     ===========      ===========
                                      less than        less than
Earnings per share                     $ ( .01)         $(.01)
                                     ===========      ===========

[FN]
         See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
             For the Six Months Ended March 31, 1996 and 1995
                               (unaudited)

                                         March 31,      March 31
                                           1996          1995
                                         ---------     ---------

Revenues
Net Sales
 Products                                $ 262,013     $ 228,854
 Services - unaffiliated                   245,499       256,521
 Services - affiliated                      36,000        91,068
                                         ----------    ---------
   Total Revenues                          543,512       576,443

Cost and expenses
Cost of sales
 Products                                  159,389       120,402
 Services - unaffiliated                   198,540       159,662
 Services - affiliated                       6,437        32,710
                                         ----------    ---------
  Total cost of sales                      364,366       312,774

General and administrative expenses        236,129       241,758
 Interest expenses                           9,531         1,757
                                         ----------    ---------
 Total costs and expenses                  610,026       556,289
                                         ----------    ---------
Income before income taxes                 (66,514)       20,154

Provision for income taxes                 (24,000)       13,000
                                         ----------    ---------
Net income                               $ (42,514)    $   7,154
                                         ==========    =========
                                                       less than
Earnings per share                       $  (.01)      $ (.01)
                                         ==========    =========

[FN]
See accompanying notes to financial statements

                      INSTRUCTIVISION, INC.
                     STATEMENT OF CASH FLOWS
             For the Six Months Ended March 31, 1996
              and the Year Ended September 30, 1995

                                          March 31,   September 30,
                                           1996          1995
                                         ----------   ------------
                                         (unaudited)

Operating activities
Net income                               $(42,514)    $  18,902
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                               66,612       112,353
Amortization of capitalized software       17,996        38,556
Deferred income taxes                     (24,000)        9,000
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                            34,450       (45,265)
 - affiliated                             (12,698)       67,398
De(In)crease in inventory and prepaid
  expenses                                101,114       (23,203)
Decrease in accounts payable and
accrued expenses                          (14,863)      (18,817)
Decrease in deferred income                   --        (27,000)
                                         ---------    ----------
Net cash provided by operatg.activities   126,097       131,924
Investing Activities
Additions to capitalized software        (102,534)      (42,499)
Purchases of property, plant & equipment   (2,377)     (261,010)
                                         ---------    ----------
Net cash utilized in investg. activities (104,911)     (303,509)
Financing activities
Proceeds from new borrowings                   --       144,055
Proceeds from shareholder advances          8,500        36,050
Principal payment on credit lines,notes
payable and capital lease obligations     (30,015)      (27,273)
                                         ---------    ----------
Net cash (utilized) provided by
financing activities                      (21,515)      152,832
Decrease in cash                             (329)      (18,753)
Cash at beginning of year                   1,246        19,999
                                         ---------    ----------
Cash at end of year                      $    917     $   1,246
                                         =========    ==========

Supplemental disclosure of cash flow information:

                                  March 31,    September 30,
                                    1996            1995
                                 -----------   -------------
Cash paid during the year for
Interest                           $  9,531    $  12,098
Income taxes                             62           25

[FN]
    See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                             March 31, 1996
                              (unaudited)
Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended
March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended March 31, 1996 and 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Conditon:

    The working capital ratio as of March 1996 is 4 : 1 as compared to 3.5 : 1 as of September 30, 1995.

2. Material Changes in Results of Operations:

     The Company's revenues increased slightly over the same period in the last fiscal year. Total sales were $287,189 for the quarter ended March 31, 1996, compared to $251,058 for the quarter ended March 1995. Sales from video production services were $135,186 for the quarter just ended, as compared to $132,656 in the quarter ending March 1995 and $101,958 in March 1994. Sales were adversely affected by cancellations due to extreme weather conditions in January.

     Accounts receivable were 20% higher on March 31, 1996 compared to the previous quarter. On March 1996, total receivables were $295,007 compared to $245,172 at December 30, 1995.

     The Company's new "Mastering the GED" software program was released for publication on March 1 1996.

     On March 31, 1996 pending orders for video production services to be filled over the next three months were valued at approximately $75,000.

     At its last Board of Directors' meeting held on February 23, 1996, the Board unanimously elected Rosemary Comras as President of the Company. Mr. Comras, who will remain Chairman of the Board of Directors, has resigned as president as of March 1, 1996 due to ill health.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.


May 15, 1996                       Rosemary Comras
                                   President