Form 10-Q
period 1996-06-30
INSTRUCTIVISION INC
filed 1996-08-15
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996

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


                         YES [X]        NO [ ]


     As of June 30, 1996 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS

                             ASSETS
                                            June 30,    September 30,
                                              1996          1995
                                           -----------  ------------
                                           (unaudited)
Current assets
Cash                                       $    2,160    $    1,246
Accounts receivable - unaffiliated            254,128       263,577
Accounts receivable - affiliated               44,637        53,182
Inventory                                     298,904       411,918
Prepaid expenses                                5,644         9,566
Deferred income taxes                          23,000        23,000
                                           -----------   -----------
 Total current assets                         628,473       762,489

Property and equipment at cost, less
 accumulated depreciation                     333,072       425,741

Other assets
Capitalized software - net of amortization    190,651       114,804
Deposits                                       13,125        13,125
Deferred income taxes                         129,000        95,000
                                           -----------   -----------
 Total other assets                           332,776       222,929
                                           -----------   -----------
 Total assets                              $1,294,321    $1,411,159
                                           ===========   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                           $  102,356    $   83,241
Accrued expenses                               48,131        94,174
Notes payable - current portion                43,454        43,633
Notes payable - shareholder                    54,250        50,550
                                           -----------   -----------
 Total current liabilities                    248,191       271,598

Notes payable, less current portion            56,970        86,482
                                           -----------   -----------
 Total liabilities                            305,161       358,080
                                           -----------   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares
issued and outstanding                          3,350         3,350
Additional paid-in capital                  1,425,218     1,425,218
Accumulated deficit                          (439,408)     (375,489)
                                           -----------   -----------
 Total stockholder's equity                   989,160     1,053,079
                                           -----------   -----------
 Total liabilities and stockholders equity $1,294,321    $1,411,159
                                           ===========   ===========

[FN]
       See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS

          For the Nine Months Ended June 30, 1996 and 1995
                             (unaudited)

                                       June 30,        June 30,
                                        1996            1995
                                       ---------     ----------
Revenues
Net sales

 Products                              $ 382,030     $ 310,722
 Services - unaffiliated                 382,839       435,687
                                       ----------    ----------
   Total revenues                        829,923       849,312

Cost and expenses
Cost of sales

 Products                                254,049       177,051
 Services - unaffiliated                 301,683       254,167
 Services - affiliated                    11,640        60,112
                                       ----------    ----------
    Total cost of sales                  567,372       491,330

General and administrative expenses      347,767       351,210
Interest expenses                         12,703         6,495
                                       ----------    ----------
    Total costs and expenses             927,842       849,035

Income before income taxes               (97,919)          277

Provision for income taxes               (34,000)        8,000
                                       ----------    ----------
Net income                             $ (63,919)    $  (7,723)
                                       ==========    ==========
                                                      less than
Earnings per share                      $ (.02)         (.01)
                                       ==========    ==========

[FN]
See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
          For the Three Months Ended June 30, 1996 and 1995
                           (unaudited)

                                       June 30,        June 30,
                                         1996            1995
                                     -----------     ------------
Revenues
Net sales
 Products                             $ 120,017      $    80,068
 Services - unaffiliated                137,340          180,966
 Services - affiliated                   29,054           11,835
                                      ----------     ------------
 Total revenues                         286,411          272,869

Costs and expenses
Cost of sales
   Products                              94,660           63,813
   Services - unaffiliated              103,143          106,790
   Services - affiliated                  5,203            7,953
                                     -----------     ------------
 Total cost of sales                    203,006          178,556

General and administrative expenses     111,638          109,453
Interest expenses                         3,172            4,737
                                     -----------     ------------
 Total costs and expenses               317,816          292,746
                                     -----------     ------------
Income (loss) before income taxes       (31,405)         (19.877)

Provision for income taxes              (10,000)          (5,000)
                                     -----------     ------------
Net income (loss)                     $ (21,405)      $  (14,877)
                                     ===========      ===========
                                                      less than
Earnings per share                     $ ( .01)         $(.01)
                                     ===========      ===========

[FN]
         See accompanying notes to financial statements

[CAPTION]

                      INSTRUCTIVISION, INC.
                      STATEMENT OF CASH FLOWS
             For the Nine Months Ended June 30, 1996
              and the Year Ended September 30, 1995

                                         June 30,   September 30,
                                           1996        1995
                                         ---------  ------------
Operating activities
Net income                               $(63,919)  $  18,902
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                               99,009     112,353
Amortization of capitalized software       31,512      38,556
Deferred income taxes                     (34,000)      9,000
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                             9,449     (45,265)
 - affiliated                               8,545      67,398
De(In)crease in inventory and prepaid
  expenses                                116,936     (23,203)
Decrease in accounts payable and
accrued expenses                          (26,928)    (18,817)
Decrease in deferred income                   --      (27,000)
                                         ---------  ----------
Net cash provided by operatg.activities   140,604     131,924

Investing Activities
Additions to capitalized software        (107,359)    (42,499)
Purchases of property, plant & equipment   (6,340)   (261,010)
                                         ---------  ----------
Net cash utilized in investg. activities (113,699)   (303,509)

Financing activities
Proceeds from new borrowings                          144,055
Proceeds from shareholder advances         18,050      36,050
Principal payment on credit lines,notes
payable and capital lease obligations     (44,041)    (27,273)
                                         ---------   ---------
Net cash (utilized) provided by
financing activities                      (25,991)    152,832
Decrease in cash                              914     (18,753)
Cash at beginning of year                   1,246      19,999
                                         ---------   ---------
Cash at end of year                      $  2,160    $  1,246
                                         =========   =========

Supplemental disclosure of cash flow information:

                                   June 30,    September 30,
                                    1996            1995
                                 -----------   -------------
Cash paid during the year for
Interest                           $ 12,702    $  12,098
Income taxes                             62           25

[FN]
    See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                             June 30, 1996
                              (unaudited)
Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the nine months ended
June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended June 30, 1996 and 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Conditon:

    The working capital ratio as of June 30,1996 is 2.5 : 1 as compared to 2.9 : 1 as of September 30, 1995. Revenues for the third quarter ended June 1996, 1995, and 1994 are $286,400, $272,869, and
$305,425 respectively. The Company's operating expenses have increased approximately 10% during the first nine months primarily due to an increase in depreciation expense resulting from the purchase in 1995 of capital equiment for its video department.

2. Material Changes in Results of Operations:

     The Company has expanded its operating activities by signing an agreement with a new sales representative in New Orleans. The Company intends to publish test preparation materials for the Louisiana state assessment test.

                           PART II

ITEM 5.  Other Information.

     Mr. Jay Comras, Founder and Chairman of the Board of Directors of Instructivision,Inc., died on August 2, 1996.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.


August 15, 1996                    Rosemary Comras
                                   President