Form 10-K
period 1996-09-30
INSTRUCTIVISION INC
filed 1997-01-02
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1996

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

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 30, 1996, was $418,750 based on the over-the-counter closing bid price of $.125 per share on December 30, 1996.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 30, 1996 was 3,350,000.

                            PART I

ITEM 1. BUSINESS
----------------

The Company
------------

     Instructivision, Inc. (the "Company") develops and publishes a broad line of educational software and related workbooks, and instructional video tapes. Educational products, which accounted for 41% of the Company's revenues, are principally sold to high schools in the United States. Education market products include test preparation material for college entrance and minimum basic skills for high school graduation.

     The Company currently published over 80 video titles on diverse topics such as discipline, cultural diversity, critical thinking skills, and learning styles.

     The Company produces software and textbooks for other publishers under royalty agreements and/or fixed fee contracts. Royalties accounted for 12% of revenues in 1996. Customers of the Company's educational programs include the National Association of Secondary School Principals (NASSP), the National Association of Elementary School Principals (NAESP),
Educational Testing Service, and Steck-Vaughn Company.

     The Company owns a video production studio and two post-production digital editing suites in which it creates video programs for schools and industry. Corporate customers utilize the Company's video services to create employee training videos, medical information, product introductions and infomercials. The Company specializes in creative services, script writing, on-location and in-studio taping, teleconferencing, audio recording, digital and analog editing, graphics, animation and duplication services. Clients during the past fiscal year have included First Union Bank, Prime Hospitality, Chanel, Exxon, US Postal Service, Resorts USA, Merck, and others.

Background
----------
     The Company, a New Jersey corporation, was established in November 1981 to develop and market multi-media educational products. The Company's catalog of school products include workbooks, computer software, and video programs principally for the high school market. These programs include SAT, ACT, and GED test preparation material, and programs for New Jersey, Florida and Louisiana State high school competency tests. The Company also provides seminars and video tapes for teachers on topics such as school violence, truancy, cultural diversity, and computer technology.

     The Company's video production was started in 1986 to produce instructional video tapes for its own distribution and to serve the corporate and advertising community in central New Jersey. Corporate video production sales now account for approximately 40% of the Company's revenues.

Current Activities
------------------
1. Commercial video production

     The Company's video production facility is being marketed to the business community in the area: local merchants, advertising agencies, independent producers, human resource organizations and health care providers.

    The Company's full service video production facility consists of a studio, two broadcast quality editing suites, two VHS editing suites, computerized 3-D animation stand, remote location camera package and duplicating equipment. Revenues attributable to the Company's video production activities for the fiscal year ended September 30, 1996, were approximately $450,000.

2. Educational video tapes, software and workbooks:

     The principal source of revenues from educational products during the fiscal year ended September 30, 1996 were as follows:

    MASTERING THE GED, a new software package, was completed in April 1996. Priced at less than $1,000, the product is being marketed to adult education facilities and libraries.

    HSPT and EWT SUCCESS consists of a series of software, textbooks and video tapes exclusively marketed to the New Jersey middle and high school market. These products account for approximately 15% of the Company's sales.

    SAT and ACT software and video products are sold nationally by the Company through local sales representatives, direct mail catalog sales and distributors.

    HSCT SUCCESS, software and textbooks, completed in October 1995, was designed to prepare students for the Florida minimum basic skills tests. These products are being distributed through Southern Media Systems, a marketing group based in Florida. Revenues from the sale of this product were approximately 7% of the Company's gross sales for the fiscal year ended September 30, 1996.

     The INSERVICE VIDEO NETWORK, a collection of instructional tapes for middle and high school educators, is produced under a collaborative agreement with the NASSP. The Company's agreement with the NASSP requires it to pay royalties of 15% on annual net sales of the product (gross sales less returns and royalties paid to the authors). The Company has published over 80 video tapes since 1986. The authors of the individual tapes receive a 5% to 12% royalties from the sales of their respective tapes.

    The VIDEO WORKSHOP is the trade name under which the Company produces and markets teacher training tapes for elementary school educators under an agreement with NAESP. The Company has produced 18 tapes in the series since 1992. The NAESP receives a 15% to 20% royalty from the net sales of such tapes. The authors of the individual tapes receive a 6% to 12% royalty from the net sale of their respective tapes.

    The Company has produced a video tape program entitled THE
FROG: INSIDE-OUT, a two part 90 minute program which is being marketed by the Company. The Company has a non-exclusive distributor agreement with United Learning Company to sell the video tapes. The Company has an exclusive distributor agreement with Optical Data Corp. to publish the product on video disk. The Company receives a royalty of 10% from the sale of the program on video disk.

    In 1993 the Company produced an eighteen lesson video course for students entitled SAT EDGE. The program is jointly owned by NASSP and the Company who share equally in the revenues from the program.

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

c) Other Revenues
-----------------

     The Company receives a royalty of 1.5 to 3% from Steck-Vaughn Company as author of components of TEST BEST, a workbook series published since 1991. Revenues from the product during the fiscal year ended September 30 1996 were approximately $86,000.

     SAT-1 EXCELLERATOR, ACT TEST EXCELLERATOR, and IMPROVING COLLEGE ADMISSION SCORES ON THE ACT: The Company receives a royalty of 15% on workbooks and 20% to 33% on software sold by the NASSP. The Company also has a license to sell the programs. The NASSP receives a royalty of 15% to 20% from the sale of the programs by the Company.

     WORKLINK: The Company developed a software program for Educational Testing Service which provides a database of students' records to link schools with prospective employers. The Company receives a 5% royalty from the sale of the program and related material.

     KNOWLEDGE NAVIGATORS. The Company offers consulting services on a variety of topics to schools for seminars and in-house training of teachers and administrators.

New Product Development
-----------------------
    The Company does not separately account for research and development costs but estimates that on average such costs are not a material portion of cost of sales.

    The Company's new projects under development are:

    LEAP Success, a test preparation software package for students taking the Louisiana basic skills test.

    In 1997 the Company intends to add a new program to its successful HSPT series. A PRE-HSPT in Math, Reading and Writing is scheduled to be produced to service 9th and 10th grade high school students prepare for the HSPT.

    The Company is developing a CD ROM version of the SAT EDGE program for students preparing for the SAT. The product is scheduled to be completed by summer 1997.

    New video titles to be produced for sale under the INSERVICE VIDEO WORKSHOP label: The Company has plans to produce three new video tapes to be completed in fiscal 1997.

Future Plans
------------
     The Company intends to continue expanding its product lines, and to update existing software in step with new technological developments.

    The Company's video production facility offers competitive rates and is easily accessible to the central New Jersey business community. The Company has added a full-time sales manager to its staff to better compete in the advertising market of the region.

Marketing
---------
     The Company has collaborated with the NASSP in the development of various programs and, as a result, has transferred several of the programs it has created to the NASSP for direct marketing to schools throughout the country. The NASSP, of which Dr. Thomas Koerner, a director of the Company, is Associate Executive Director, accounted for approximately 8% of the Company's sales during the fiscal year ended September 30, 1996 (see Item 13 hereof).

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

     The Company employs three full-time commission salespersons in New Jersey. The Company has agreements with independent sales representatives in Florida, Louisiana, Pennsylvania, Delaware, Maryland and the District of Columbia to sell its education products in those territories. The Company also markets its products through mail-order distributors throughout the United States. The Company pays commissions of 5% to 50% to sales representatives and distributors on the sale of the Company's products.

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

Seasonality of the Business
---------------------------
     Approximately 50% of the Company's educational product sales are realized during the fourth quarter of its fiscal year, when school districts make their purchasing decision for the following academic year. Approximately 40% of the Company's sales are made to schools. However, revenues from video production services have in the past not been significantly affected by season, thereby providing year-round cash flow for the Company.

Employees
---------
     The Company had 8 full-time employees at September 30, 1996.
The Company employs writers, freelance production crews and other support personnel as needed to assist in development of educational programs and its video production services. Contracts for services of outside contractors are normally on a fee basis; however, some may receive a percentage of revenues as a royalty from the Company for their program participation. This practice has allowed the Company to draw on part-time technical personnel and writers, while main-taining low overhead and employment costs. The Company anticipates maintaining this employment approach in the next fiscal year.

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

     The Company markets a portion of its products under the Company's name of Instructivision. The Company has been denied trademark protection by the U.S. Patent and Trademark Office for this name because, in the view of the examiners, the Company's name is not easily distinguishable from a registered trademark belonging to a Canadian firm. The Company does not believe that the absence of trademark protection for its name will cause any marketing difficulties for its products. Nevertheless, the Company cannot rule out the possibility of having the use of its name challenged and/or having to change its name. The Company may not have the resources to successfully defend an infringement action. Should the Company be required to change its name or adopt another name for marketing purposes, the cost of such change or adoption is presently undeterminable.

     The Company markets some of its video programs under the trade name INSERVICE VIDEO NETWORK, VIDEO WORKSHOP and KNOWLEDGE NAVIGATORS.

Backlog
-------
    The Company's sales backlog at September 30, 1996 consisted of contractual video production obligations to be filled over the next 90 days of approximately $80,000. Orders for existing computer software and books are currently processed and shipped within 3 to 15 days.

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

ITEM 2. Property
----------------
     The Company's executive facilities, teleproduction studio and software production facilities are housed in approximately
7,300 sq.ft. of leased office space at 3 Regent Street, Livingston, New Jersey. The monthly rental as of September 30, 1996 was $9,133.75. The lease will expire on June 30, 2001. Under the lease, the Company is responsible for insurance, maintenance, taxes and other costs of occupancy. The Company believes that the space will meet its needs for the foreseeable future and would accommodate a significant increase in production of educational products and video services.

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

Period                      Common Stock
                            High     Low
-------                     ----     ---

1/1/95  - 3/31/95           3/8     1/4
4/1/95  - 6/30/95           3/8     1/4
7/1/95  - 9/30/95           3/8     1/4
10/1/95 - 12/30/95          3/8     1/4
1/1/96 -  3/31/96           1/4     1/8
4/1/96 -  6/30/96           1/4     1/8
7/1/96 -  9/30/96           1/4     1/8
10/1/96 - 12/30/96          1/4     1/8

     At December , 1996 management believes that the approximate number of holders of the Company's Common Stock was 280. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 30, 1996 the Company's transfer agent advised that there were 202 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. As of March 1, 1992 the Company's stock is no longer traded on the NASDQ system.

ITEM 6. Selected Financial Data
-------------------------------
     The selected financial data presented below are derived from the Company's financial statements. The financial statements as of and for the five years ended September 30, 1996 have been examined by Stanley Morin and Associates, independent certified public accountants. Their audit report on such financial statements as of September 30, 1996 and 1995 and for the three years ended September 30, 1996 is included elsewhere in this Form 10-K. This data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The Company has never paid cash dividends.

Summary of Balance Sheets
-------------------------

                                     September 30,
                      1996        1995       1994        1993        1992
                    ---------- ---------  ----------   ---------  ---------
Current assets      $1,599,313 $ 762,489  $  808,172   $ 668,016  $ 606,986
Current liabilities    272,793   271,598     247,732     199,220    194,790
Working capital      1,326,520   490,891     560,440     468,796    412,196
Total Assets         2,185,990 1,411,159   1,285,242     962,112    935,014
Total liabilities      314,151   358,080     251,065     199,220    225,979
Stockholder's
 equity              1,871,839 1,053,079   1,034,177     762,892    709,035
Net tangible book
 value per share           .48       .23         .24         .20        .18
Shares used in per
 share calculation    3,350,000  3,350,000  3,350,000  3,350,000  3,350,000

Summary Statement of Operations
-------------------------------
                       1996        1995         1994       1993       1992
                    ---------- ----------  ----------  ---------- ----------
Revenues            $1,138,171 $1,224,282  $1,253,011  $1,197,806 $1,263,773
Cost of sales          751,974    698,958     648,822     690,440    700,177
Gen.admin.expenses     477,610    485,324     456,983     449,954    458,320
Income (loss) before
extraord item and cum.
effect of accounting
change                (110,240)    18,902      83,285      53,857    100,186
Extraordinary item     938,000         --          --          --         --
Cum.effect of change
in accounting              --          --     188,000          --         --
Net income (loss)      818,760     18,902     271,285      53,857    100,186
Earnings (loss) per
 share before extra-
 ord.items & cumulative
 effect of acctg.change   (.03)        .01        .02         .01        .02
Earnings(loss) per share   .24         .01        .08         .02        .03
Shares used in per
 share calculations   3,350,000  3,350,000  3,350,000   3,350,000  3,350,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
-------------------------------------------------------------------

     On August 2, 1996, the Company's founder and CEO, Jay Comras, died. In September, the Board of Directors unanimously elected Rosemary Comras as Company president. Ms. Comras previously served as Vice President and Controller of the Company.

     For the fiscal year ended September 30, 1996, the Company's net sales were $1,138,171 compared to $1,224,282 for 1995 and $1,253,011 in 1994. Revenues declined 7% over the previous year. Loss of income from consulting activities by the Company's former CEO, Jay Comras affected sales. Mr. Comras had been active in the marketing of the Company's products and providing consulting services for fees to educational organizations until his illness in February. The Company has commenced a major reorganizing effort to expand its network of sales re-presentatives in New Jersey and other states. Advertisements in national trade publications and direct catalog mailings to schools throughout the country are expected to boost sales in the coming fiscal year.

     Revenues from video production services have decreased from $577,451 in 1995 to $451,560 in 1996 due primarily to loss of business from one video customer. Revenues from video production activities accounted for 44% of the Company's revenues in 1996. In 1995 video revenues were 53% of total sales, up from 45% in 1994.

     Sales of educational products showed a slight increase over the previous fiscal year, due to the Company's marketing activities in Florida. In October 1995, the Company introduced new high school competency software and workbook to prepare high school students for the State mandated basic skills test.

     The Company received a payment of $1,000,000 of life insurance proceeds upon the death of Jay Comras. The funds were held in an interest bearing account on September 30, 1996.

     The Company reduced its inventory in fiscal 1996 by 30% from 1995. Inventory consisted principally of textbooks and video tapes held for sale. Over the same period capitalized software increased from $114,804 to $196,528 due to completion of the Company's new products Mastering the GED software and the HSCT Series for the Florida school market.

     The Company experienced an increase of cost of goods of 7% or $53,000 in fiscal 1996 over the prior year on lower revenues. Higher maintenance costs and depreciation expenses in connection with the video and computer equipment impacted on the Company's operating costs.

     The Company reported a net loss of 10% from operations before extra-ordinary items for the year ended September 30, 1996, compared to a net gain of 2% in 1995 and a net gain of 12% in 1994.

     The Company experienced no significant change in the level of accounts receivables and accounts payables at fiscal year end compared to the previous two years. Accounts receivables were $296,728, $316,759 and $338,892 respectively for fiscal years ending September 1996, 1995 and 1994.

      At September 30, 1996, the Company had working capital in the amount of $1,342,113, principally as a result of receipt of insurance proceeds on the life of Jay Comras in the amount of $1,000,000.

     Management believes the Company has sufficient funds to meet its operating requirements for the comming year.


ITEM 8.  Financial Statements and Supplementary Data
----------------------------------------------------
See attached Financial Statements.


ITEM 9. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
None

                            PART III
                            --------
ITEM 10. Directors and Executive Officers of Registrant
-------------------------------------------------------

     The executive officers and directors of the Company, and further information concerning them, are as follows:

[S]                 [C]  [C]
Rosemary Comras     56   President, Secretary/Treasurer and
                         Director

Thomas Koerner      65   Director

Marcus Ruger        65   Director

David Sousa         56   Director

     Rosemary Comras was elected President of the Company on September 4, 1996 following the death of Jay Comras, the founder, Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Comras had been Vice President, Secretary/Treasurer and a director of the Company since its inception. Ms. Comras is the widow of Jay Comras.

     Dr. Thomas F. Koerner has been a director of the Company since March 1985. Dr. Koerner has been Associate Executive Director for the NASSP since 1971. Dr. Koerner will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

    Dr. Marcus Ruger has been a director of the Company since March
1986. Dr. Ruger was employed as Director of Assessment Services for the Mountain Plains Regional Office of American College Testing (ACT) from 1983 until his retirement in September 1995. Dr. Ruger will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of time.

    Dr. David Sousa has been a director of the Company since April 1994. Dr. Sousa was employed as Superintendent for the New Providence New Jersey School district from 1991 till July 1994. Dr. Sousa conducts training seminars and consulting services to schools thoughout the United States. Dr. Sousa will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 1996 to serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 11.  Executive Compensation
--------------------------------

     The following table sets forth information concerning the com-pensation paid to Jay Comras, the Company's Chairman of the Board, President, and Chief Executive Officer, during each of the last three fiscal years. There are no excecutive officers of the Company for whom total annual salary and bonus exceeds $100,000.

                                    Annual Compensation
                 Fiscal   Salary    Bonus     Other          All Other
                 year                     Compensation(1) Compensation(2)
-------------    ------  ---------  ------- ------------- ---------------
Jay Comras,       1994     $73,533  $ ---     $  500       $    10,880
Chairman of the   1995      77,825    ---        500            11,700
Board, President  1996(3)   45,000   4,850       300             6,500
and CEO

(1) Compensation consisted of personal use of a Company-owned automobile
(2) Compensation consisted of premiums paid on a life insurance policy covering Mr. Comras, the proceeds of which were payable to beneficiaries designated by him.
(3) Compensation through Aug 2,1996

     The Company has a three year employment agreement with Rosemary Comras, President and Secretary/Treasurer of the Company, which commenced September 1, 1996, for an annual salary of $75,000, which increases to $78,500 on September 1, 1997, and $83,000 on September 1, 1998 . In addition Ms. Comras receives a bonus of 2.5% of the Company's net profit before taxes.

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

Key Man Insurance
-----------------

     The Company obtained a "key man" term life insurance policy on the life of Jay Comras, Chairman of the Board, President and Chief
Executive Officer of the Company, in the amount of $1,000,000. Upon his death on August 2, 1996 the proceeds were paid to the Company.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     As directors of the Company, Jay Comras and Rosemary Comras participated in deliberations of the Board of Directors concerning executive officer compensation. The Board of Directors has no compensation committee or other committee performing equivalent functions.

     Dr. Thomas Koerner is a director of the Company. Dr. Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1996 and 1995, the Company derived revenues of approximately $95,000 and $100,000, respectively, from sales and consulting services to the NASSP.

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


ITEM 12.  Security ownership of certain beneficial owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

Name and address of    Amount and Nature of        Percentage of
Beneficial Owner       Beneficial Ownership        Ownership
-------------------    --------------------        -------------
Rosemary Comras               1,100,000                33%
14 Tilden Drive
East Hanover NJ

Rosemary Comras                 975,000                29%
ITF Kevin Comras and
Joann Doniloski

Thomas F. Koerner                   ---                 --
Tumbletree Way
Reston VA

Marcus C. Ruger                     ---                 --
3131 South Vaughn Way
Aurora CO

David Sousa                       6,000                 --
729 Belvidere Avenue
Plainfield NJ
--------------------------------------------------------------
All officers and directors
as a group (5 persons)        2,081,000                 62%

ITEM 13. Certain relationships and related transactions
-------------------------------------------------------

     Dr. Thomas Koerner is a director of the Company. Dr. Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1996 and 1995 the Company derived revenues of approximately $95,000 and $100,000, respectively, from sales and consulting services to the NASSP.

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

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------

(a) 1. Financial Statements
    2. Schedules
(b) Reports on Form 8-K
    none
(c) Exhibits required by Item 601(b) of Regulation 5-K:

1.1   Form of Common Stock(A)
1.2   Form of Warrant Agreement (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed. (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Sellling Agreement (B)
1.4   Form of Agreement among Underwriters (B)
1.5.  Form of Represantive's Stock Purchase Options (B)
1.6   Selling Security Holder's Options (H)
3.1   Certificate of Incorporation of the Registrant (A)
3.2   Certificate of Amendment to the Certificate of Incorporation (A)
3.3   Certificate of change to the Certificate of Incorporation  (A)
3.4   By-Laws of the Registrant (A)
10.2  Contract of Employment with Rosemary Comras (A)
10.2a Renewal of Employment Contract with Rosemary Comras (O)
10.3  Memorandum of Agreement with the NASSP (A)
10.4  Memorandum of Agreement with the NASSP and CBS Software (A)
10.5   Memorandum of Agrement with the NASSP (Achievment Tests (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT Preparation
       Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)
10.16b Amendment No. 2 to Lease (O)
10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Principal stockholder (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)

(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B) Incorporated by reference, filed with Pre-Effective Amendment No. 2 of the Company's Registration Statement, File No. 2-98176-NY on or about July 18 1985
(C)    Incorporated by Reference, filed with form 8-K, dated
       August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by Reference, filed with Form 8-K, dated August
       12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by Reference, filed with Form 10-K on January 13,
       1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994

               REPORT OF INDEPENDENT AUDITORS

Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheets of Instructivision, Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended September 30, 1996, 1995, and 1994 in conformity with generally accepted accounting principles.

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

                                     STANLEY J. MORIN & ASSOCIATES

Cedar Knolls, New Jersey
December 20, 1996


                        INSTRUCTIVISION, INC
                           BALANCE SHEETS
                      September 30,1996 and 1995

                                             1996        1995
                                           ----------- -----------
Current assets
Cash                                       $1,007,906  $    1,246
Accounts receivable - unaffiliated            235,245     263,577
Accounts receivable - affiliated               61,483      53,182
Inventory                                     280,078     411,918
Prepaid expenses                                4,601       9,566
Deferred income taxes                          10,000      23,000
                                           ----------- -----------
 Total current assets                       1,599,313     762,489

Property and equipment at cost, less
 accumulated depreciation                     300,024     425,741

Other assets
Capitalized software - net of amortization    196,528     114,804
Deposits                                       13,125      13,125
Deferred income taxes                          77,000      95,000
                                           ----------- -----------
 Total other assets                           286,653     222,929
                                           ----------- -----------
 Total assets                              $2,185,990  $1,411,159
                                           ==========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                           $   60,397  $   83,241
Accrued expenses                              121,802      94,174
Notes payable - current portion                45,594      43,633
Notes payable - shareholder                    45,000      50,550
                                           ----------- -----------
 Total current liabilities                    272,793     271,598
Notes payable, less current portion            41,358      86,482
                                           ----------- -----------
 Total liabilities                            314,151     358,080
                                           ----------- -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares
issued and outstanding                          3,350       3,350
Additional paid-in capital                  1,425,218   1,425,218
Accumulated earnings (deficit)                443,271    (375,489)
                                           ----------- -----------
 Total stockholder's equity                 1,871,839   1,053,079
                                           ----------- -----------
 Total liabilities and stockholders equity $2,185,990  $1,411,159
                                           =========== ===========

[FN]
             See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
         For each of the Three Years ended September 30, 1996

                                       1996      1995      1994
                                   ---------- -----------  ----------
Revenues
Net sales: Products                $  469,980  $  459,639  $  521,938
           Services - unaffiliated    573,269     644,765     562,073
           Services - affiliated       94,922     119,878     169,000
                                   ----------- ----------   ---------
 Total revenues                     1,138,171   1,224,282   1,253,011

Costs and expenses
Cost of sales
   Products                           322,334     235,263     176,163
   Services - unaffiliated            353,980     389,504     363,396
   Services - affiliated               75,660      74,191     109,263
                                   ----------- ----------   ---------
 Total cost of sales                  751,974     698,958     648,822
General and administrative expenses   477,610     485,324     456,983
Interest expenses                      18,827      12,098       2,921
                                   ----------- ----------   ---------
 Total costs and expenses           1,248,411   1,196,380   1,108,726
                                   ----------- ----------   ---------
Income (loss) before income taxes,
 extraordinary items & cumulative
 effect of change in accounting
 principle                           (110,240)     27,902     144,285
Provision for income taxes              9,000       9,000      61,000
                                   ----------- ----------   ---------
Income (loss) before extraordinary
 items and cum.effect of change
 in accounting principles            (119,240)     18,902      83,285
Extraordinary item - life insurance
 proceeds (net of income taxes of
 $62,000)                             938,000          --          --
                                  ------------ ----------   ---------
Income before cumulative effect of
 change in accounting principle       818,760      18,902      83,285
Cum.effect of change in accounting         --          --     188,000
                                  ------------ ----------   ---------
Net income                        $   818,760  $   18,902   $ 271,285
                                  ===========  ==========   =========
Earnings per share -income before
extraordinary item and cumulative
effect of change in accounting          (.04)       .01          .02
Earnings per share - extraord.item       .28         --           --
Earnings per share - cumulative
effect of change in accounting            --         --          .06
                                   ---------   ---------    ---------
Earnings per share                   $   .24     $  .01       $  .08
                                   =========   =========    =========

[FN]
    See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY
               For the Three Years Ended September 30, 1996

                 Common Stock     Additional   Accumulated  Total
               Shares    Amount   paid-in       Deficit
                                  Capital
              ---------  -------  -----------  ----------- ---------
Balance,
Sept.30,1993  3,350,000  $3,350   $1,425,218   $(665,676)  $ 762,892
Net income
for year            --     --            --      271,285     271,285
              ---------  ------   ----------   ----------   --------
Balance,
Sept.30,1994  3,350,000   3,350    1,425,218    (394,391)  1,034,177

Net income
for year             --      --           --      18,902      18,902
              ---------  ------   ----------   ----------  ---------
Balance,
Sept.30,1995  3,350,000   3,350    1,425,218    (375,489)  1,053,079

Net income
for year             --      --           --     818,760     818,760
              ---------  ------   ----------   ---------- ----------
Balance,
Sept.30,1996  3,350,000  $3,350   $1,425,218   $ 443,271  $1,871,839
              =========  ======   ==========   ========== ==========

[FN]
            See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For each of the Three Years Ended September 30, 1996

                                          1996        1995      1994
                                        ---------  ---------  ---------
Operating activities
Net income                              $ 818,760  $  18,902  $ 271,285
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                              132,833    112,353     76,070
Amortization of capitalized software       45,969     38,556     28,225
Deferred income taxes                      31,000      9,000     61,000
Cum.effect of change in accounting princ.      --         --   (188,000)
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                            28,332    (45,265)    43,733
 - affiliated                              (8,301)    67,398    (55,337)
De(In)crease in inventory and prepaid
 expenses                                 136,805    (23,203)   (75,380)
(De)increase in accounts payable and
accrued expenses                            4,784    (18,817)    43,227
(De)Increase in deferred income               --     (27,000)    27,000
                                         ---------  ---------  ---------
Net cash provided by operatg.activities  1,190,182   131,924    231,823
Investing Activities
Additions to capitalized software         (127,693)  (42,499)   (60,126)
Purchases of property, plant & equipment    (7,116) (116,355)  (151,143)
                                         ---------  ---------  ---------
Net cash utilized in investg. activities  (134,809) (158,854)  (211,269)
Financing activities
Proceeds from shareholder advances             --     36,050        --
Principal payment on credit lines,notes
payable and capital lease obligations      (48,713)  (27,272)  (18,382)
                                          --------- --------- ---------
Net cash (utilized) provided by
financing activities                       (48,713)    8,778   (18,382)
(De)increase in cash                     1,006,660   (18,753)    2,172
Cash at beginning of year                    1,246    19,999    17,827
                                        ----------- --------- ---------
Cash at end of year                     $1,007,906  $  1,246  $ 19,999
                                        =========== ========= =========

Supplemental disclosure of cash flow information:
                                            1996      1995     1994
                                          -------   --------  --------
Cash paid during the year for
Interest                                  $16,808    12,098   $ 2,921
Income taxes                                   62        25        25

[FN]
    See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1996

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

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research and development costs incurred were insignificant for the years ending September 30, 1996, 1995 and 1994 and have been expensed.

                        INSTRUCTIVISION, INC.
                NOTES TO FINANCIAL STATEMENTS--(Continued)
                          September 30, 1996


e. Earnings Per Share
---------------------
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earings per share was 3,350,000 for each of the years ended September 30, 1996, 1995, and 1994. There were no common equivalent shares outstanding for any of those years.

f. Use of Estimates
-------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3. Inventory

     The components of inventory are as follows:
                                            1996        1995
                                          --------    ---------
Work in Process (video production cost)   $ 19,783    $ 81,433
Finished Goods (video)                     183,869     241,787
Finished Goods (workbooks)                  76,426      88,698
                                          --------    --------
                                          $280,078    $411.918
                                          ========    ========

NOTE 4. Property and Equipment

     At September 30, 1996 and 1995 property and equipment is comprised of the following:

                               Life (yrs)     1996        1995
                               -----------  ----------  ----------
Furniture and fixtures           3 - 8      $   34,599  $   36,401
Video equipment and computers    3 - 10      1,262,299   1,345,827
Automobile                           3          49,927      49,927
Leasehold improvements           5 - 10        109,520     109,520
                                            ----------  ----------
                                             1,456,345   1,541,675
Less accumulated depreciation                1,156,321   1,115,934
                                            ----------  ----------
Net                                         $  300,024     425,741
                                            ==========  ==========

[CAPTION]
                        INSTRUCTIVISION, INC.
              NOTES TO FINANCIAL STATEMENTS --(continued)
                        September 30, 1996

NOTE 5. Capitalized Software

     For the years ended September 30, 1996 and 1995, accumulated amortization of costs related to computer software products held for sale was $307,003 and $261,034, respectively.

NOTE 6. Notes Payable

    Notes payable at September 30, 1996 and 1995 consist of the following:

                                                 1996       1995
                                               ---------- ---------
Installment loan with Sony Electronics Inc.
maturing March 1998, payable monthly with
interest at 11 1/2%. The loan is collater-
alized by equipment of the Company             $  60,455   $ 95,363

Installment loan with First Fidelity Bank
maturing June 2000, payable monthly, with
interest of approximately 10.5%. This loan
is collateralized by an automobile of the
Company                                           26,497     31,419

Installment loan with Fleet Bank
commencing January 1994, payable in
24 monthly installments with interest of
approximately 9.5%                                   0        3,333
                                               --------    --------
                                                 86,952     130,115
Less current portion                             45,594      43,633
                                               --------    --------
Amount due after one year                      $ 41,358    $ 86,482
                                               ========    ========

     The following are the maturities of long term debt outstanding at September 30, 1996:

1997        45,594
1998        27,953
1999         7,364
2000         6,042

NOTE 7. Related Party Transactions (See Note 11)

    a. Pursuant to a promissory note dated June 1, 1987, the principal stockholder has agreed to make short term cash advances to the Company. The advances are to be repaid upon demand with interest payable monthly at 4% above the First Fidelity Bank's floating base commercial lending rate. The note is collateralized by specific equipment owned by the Company. The maximum advance amount is $75,000. The balance owed at September 30, 1996 and 1995 was $45,000 and $50,550, respectively.

[CAPTION]
                         INSTRUCTIVISION, INC
                NOTES TO FINANCIAL STATEMENTS --(Continued)
                         September 30, 1996

     b. The Company is affiliated with a major customer of the Company, whose Associate Executive Director is a Director of the Company.

     c. The Company has a three year employment agreement with Rosemary Comras, President and principal stockholder of the Company, to employ
Ms. Comras at a salary of $75,000 per year which commenced on September 1, 1996, with rate increases to $78,500 on September 1, 1997 and $83,000 on September 1, 1998. Ms. Comras receives a 2.5% bonus of the Company's net profit before taxes, commencing September 1, 1996.


NOTE 8. Fair Value of Financial Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 9. Income Taxes

     Effective October 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 was to increase the net income by $188,000 or $.06 per share for the year ended September 30, 1994.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and 1995 are as follows:
                                        1996          1995
                                      -----------  ------------
[S]                                   [C]           [C]
Deferred tax liabilities :
 Depreciation                         $  27,000     $  28,000

Deferred tax assets:
 Net operating loss carryforwards       146,000       151,000
 Tax credit carryforwards                35,000        35,000
 Alternate minimum tax paid credit       40,000            --
 Valuation allowance                   (107,000)      (40,000)
                                       ---------     ---------
Deferred tax assets                     114,000       146,000
                                       ---------     ---------
Net deferred tax assets                $ 87,000      $118,000
                                       =========     =========

[CAPTION]
                       INCTRUCTIVISION, INC.
              NOTES TO FINANCIAL STATEMENTS --(Continued)
                       September 30, 1996

      The valuation allowance for deferred tax assets was increased by $3,000 for the year ended September 30, 1995 due to the expectation of State net operating loss carryforwards expiring unused. For the year ended September 30, 1996 the valuation allowance was decreased by $5,000 for the year ended due to expiration of State net operating loss carryforwards of and increased by $72,000 due to uncertainty of realization with respect to Federal net operating loss carryforwards.

     Significant components of the provision for income taxes are as follows:

                                         1996     1995       1994
                                      --------   -------  ---------
Current:
 Federal                              $(22,000)    $   --  $     --
 State                                      --         --        --
                                       --------   --------  -------
Total current                          (22,000)       --         --
Deferred:
 Federal                                26,000      3,000    52,000
 State                                   5,000      6,000     9,000
                                       --------   -------   -------
Total deferred                          31,000      9,000    61,000
                                       --------   -------   -------
Total income tax expense*              $ 9,000    $ 9,000   $61,000
                                       ========   =======   =======
*)Excluding 1996 extraordinary item.

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:

                                        1996       1995      1994
                                       ------     ------    ------
Statutory rate                          (30)%       30%       30%
State income tax                        ( 9)         9         9
Non-deductible expenses                  36         35        37
Net operating loss                      (50)       (53)      (20)
Changes in valuation allowance           61         11       (14)
                                        ----       ----      ----
  Total                                   8%        32%       42%
                                        ====       ====      ====

     The Company has available for Federal and State income tax purposes operating loss caryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                               Federal                  State
                   ----------------------------------   --------------
Year of            Operating Loss    Investment Tax     Operating Loss
Expiration         Carryforward    Credit Carryforward  Carryforward
---------------    --------------  -------------------  --------------
1998                      --                 --             9,000
2000                      --              1,000                --
2001                      --             34,000                --
2002                  249,000                --            63,000
2003                      --                 --                --
2004                  144,000                --                --
2006                   15,000                --                --
2008                   63,000                --                --
                    ---------        ----------         ---------
                    $ 462,000        $   35,000         $  72,000
                    =========        ==========         =========

[CAPTION]
                             INSTRUCTIVISION, INC.
                 NOTES TO FINANCIAL STATEMENTS --(continued)
                             September 30, 1996

NOTE 10. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $152,597 in 1996, $154,287 in 1995, and $162,595 in 1994, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the years ended September 30th, are as follows:

[S]             [C]        [C]
                1997       109,605
                1998       109,605
                1999       109,605
                2000       109,605
                2001        82,204

b. Royalties
------------
     The Company has entered into royalty agreements with certain individuals who have participated in developing certain Company products. In general, the royalties are only due after all costs, per each contract, are recovered by the Company. The amount of future royalties due is directly dependent on the Company's revenue on each particular contract.

c. Concentration of Credit Risk
-------------------------------
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. The Company maintains cash balances at various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balance are approximately $900,000 at September 30, 1996.

NOTE 11.  Extraordinary Item

     In August of 1996 the President of the Company, since inception, passed away. During his tenure as president the Company maintained a $1,000,000 term life insurance policy on his life. The insurance proceeds have been reflected as an extraordinary item in the accompanying financial statements.

                                                SCHEDULE V
                       INSTRUCTIVISION, INC.
                   PROPERTY, PLANT AND EQUIPMENT
              For the Three Years Ended September 30, 1996

                        Balance at  Additions at             Balance at
Classification          beginning   cost purchased  Retire-  end of
                        of period   by Company      ments    period
---------------         ----------  --------------  -------- -----------
Year ended
September 30, 1994
Furniture & fixtures    $   33,725   $     ---      $    --   $   33,725
Video equip.& computers    983,054     146,389           --    1,129,443
Automobile                  17,246          --           --       17,246
Leasehold improvements      95,497       4,754           --      100,251
                        ----------   ---------      -------   ----------
    Total               $1,129,522   $ 102,786      $    --   $1,280,665
                        ==========   =========      =======   ==========

Year ended
September 30,1995
Furniture & fixtures    $   33,725    $  2,676      $    --   $   36,401
Video equip.& computers  1,129,443     216,384           --    1,345,827
Automobile                  17,246      32,681           --       49,927
Leasehold improvements     100,251       9,269           --      109,520
                       -----------    --------       ------   ----------
    Total              $1,280,665     $261,010       $   --   $1,541,675
                       ==========     ========       ======   ==========

Year ended
September 30, 1996
Furniture & fixtures   $   36,401     $     --      $ 1,802   $   34,599
Video equip.& computers 1,345,827        7,116       90,644    1,262,299
Automobile                 49,927           --           --       49,927
Leasehold improvements    109,520           --           --      109,520
                       ----------     --------      -------   ----------
                       $1,541,675     $  7,116      $92,446   $1,456,345
                       ==========     ========      =======   ==========


[FN]
            See accountant's report on supplemental schedules

                                                    SCHEDULE VI
                           INSTRUCTIVISION, INC.
                 ACCUMULATED DPRECIATION, DEPLETION AND
               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              For the Three Years Ended September 30, 1996

                         Balance at  Additions             Balance at
 Classification          beginning   charged to   Retire-  end of
                         of period   cost & exp.  ment     period
---------------         ----------   ------------ -------- ----------
Year ended
September 30,1994
Furniture & fixtures    $   29,996   $   1,688    $  --    $   31,684
Video equip.& computers    807,581      64,846       --       872,427
Automobile                  17,246          --       --        17,246
Leasehold improvements      72,688       9,536       --        82,224
                        ----------   ---------    -------  ----------
           Total        $  927,511   $  76,070    $  --    $1,003,581
                        ==========   =========    =======  ==========
Year ended
September 30,1995
Furniture & fixtures    $   31,684   $     905    $  --    $   32,589
Video equip.& computers    872,427      99,365       --       971,792
Automobile                  17,246         906       --        18,152
Leasehold improvements      82,224      11,177       --        93,401
                        ----------   ---------    -------  ----------
          Total         $1,003,581   $ 112,353    $  --    $1,115,934
                        ==========   =========    =======  ==========
Year ended
September 30, 1996
Furniture & fixtures    $   32,589   $     860    $ 1,802  $   31,647
Video equip & computer     971,792     112,265     90,644     993,413
Automobile                  18,152      12,712        --       30,864
Leasehold improvements      93,934     132,833        --      100,397
                        ----------   ---------    -------  ----------
                        $1,115,934   $ 132,833    $92,446  $1,156,321
                        ==========   =========    =======  ==========

[FN]
         See accountant's report on supplemental schedules

                                                                SCHEDULE x
                          INSTRUCTIVISION, INC.
                   SUPPLIEMENTAL INCOME STATEMENT INFORMATION
            For each of the Three Years Ended September 30, 1996

For the year ended September 30, 1994
Amortization                                   $ 28,225
Maintenance and repairs                           9,883
Royalties                                        47,318
Advertising                                      16,438

For the year ended September 30, 1995
Amortization                                     38,556
Maintenance and repairs                           3,095
Royalties                                        28,297
Advertising                                      20,725

For the year ended September  30, 1996
Amortization                                     45,969
Maintenance and repairs                           9,971
Royalties                                        40,607
Advertising                                      15,725

[FN]
        See accountants report on supplemental schedules.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.
                                   Registrant

December 30, 1996                  Rosemary Comras
                                   President,


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature          Title and Capacity                  Date
----------------   ------------------                  --------

Rosemary Comras    President, Secretary/Treasurer      12/30/96

Thomas F.Koerner   Director                            12/30/96

Marcus Ruger       Director                            12/30/96

David Sousa        Director                            12/30/96