Form 10QSB
period 1996-12-31
INSTRUCTIVISION INC
filed 1997-03-04
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1996

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


                         YES [X]        NO [ ]


     As of December 30, 1996 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                        December 31, 1996
                           (unaudited)
                                                  December 31,
                                                     1996
                                                  ------------
                     ASSETS
Current assets
Cash                                              $    4,036
Investments                                          888,284
Accounts receivable - unaffiliated                   206,868
Accounts receivable - affiliated                      62,789
Inventory                                            243,544
Prepaid expenses                                       1,808
Deferred income taxes                                 10,000
                                                  ----------
 Total current assets                              1,417,329

Property and equipment at cost, less
 accumulated depreciation                            305,082

Other assets
Capitalized software - net of amortization           185,368
Deposits                                              13,125
Deferred income taxes                                 93,000
                                                  ----------
 Total other assets                                  291,493
                                                  ----------
 Total assets                                     $2,013,904
                                                  ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $   46,407
Accrued expenses                                      82,186
Notes payable - current portion                       46,364
Notes payable - shareholder                           10,000
                                                  -----------
 Total current liabilities                           184,957
Notes payable, less current portion                   29,794
                                                  -----------
 Total liabilities                                   214,751
                                                  -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                         1,425,218
Accumulated surplus                                  384,761
Unrealized loss on Investments                       (14,176)
                                                  -----------
 Total stockholder's equity                        1,799,153
                                                  -----------
 Total liabilities and stockholders equity        $2,013,904
                                                  ===========

          See accompanying notes to financial statements
PAGE 3

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
         For the Three Months Ended December 31, 1996 and 1995
                           (unaudited)

                                      December 31,   December 31,
                                         1996            1995
                                      ------------   ------------
Revenues
Net sales
 Products                             $  93,193      $   128,025
 Services - unaffiliated                 99,435          110,314
 Services - affiliated                   24,638           17,984
                                      ----------     ------------
 Total sales                            217,266          256,323

Dividend Income                          34,884               --
                                      ----------     ------------
 Total Revenues                         252,150          256,323

Costs and expenses
Cost of sales
   Products                              92,397           72,829
   Services - unaffiliated               84,938           87,928
   Services - affiliated                 21,046           14,334
                                     -----------     ------------
 Total cost of sales                    198,381          175,091

General and administrative expenses     122,811          128,208
Interest expenses                         5,468            5,037
                                     -----------     ------------
 Total costs and expenses               326,660          308,336
                                     -----------     ------------
Income (loss) before income taxes       (74,510)         (52,013)

Provision for income taxes              (16,000)         (19,000)
                                     -----------     ------------
Net income (loss)                     $ (58,510)      $  (33,013)
                                     ===========      ===========

Earnings per share                     $ ( .02)           $(.01)
                                     ===========      ===========

            See accompanying notes to financial statements

PAGE 4

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
           For the Three Months Ended December 31, 1996 and 1995
                               (Unaudited)

                                          December 31, December 31,
                                             1996        1995
                                          -----------  ------------
Operating activities
Net income                                $ (58,510)    $ (33,013)
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                                 28,305        32,420
Amortization of capitalized software         11,160         8,613
Deferred income taxes                       (16,000)      (19,000)
Unrealized loss on investments               14,176           --
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                              28,377        23,260
 - affiliated                                (1,306)       48,327
De(In)crease in inventory and prepaid
  expenses                                   39,327        64,482
Decrease in accounts payable and
accrued expenses                            (53,606)      (25,514)
                                           ---------    ----------
Net cash provided by operatg.activities     (22,253)       99,575

Investing Activities
Additions to Investments                   (902,460)         --
Additions to capitalized software                --       (80,538)
Purchases of property, plant & equipment    (33,363)      ( 2,378)
                                           ---------    ----------
Net cash utilized in investg. activities   (935,823)     ( 82,916)

Financing activities
Proceeds from shareholder advances               --         3,700
Principal payment on credit lines,notes
payable and capital lease obligations       (45,794)      (20,951)
                                          ----------     ---------
Net cash (utilized) provided by
financing activities                        (45,794)      (17,251)
Decrease in cash                         (1,003,870)         (592)
Cash at beginning of year                 1,007,906         1,246
                                         -----------     ---------
Cash at end of year                      $    4,036      $    654
                                         ===========     =========
Supplemental disclosure of cash flow information:

                                 December 31,  December 31,
                                    1996            1995
                                 -----------   -------------
Cash paid during the year for
Interest                           $  5,468     $   5,037
Income taxes                         30,000            25

          See accompanying notes to financial statements
PAGE 5

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 1996
                              (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the periods ended December 31, 1996 and 1995.

                           INSTRUCTIVISION, INC.
                            December 31, 1996

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Condition:

    The working capital ratio as of December 1996 is 7.7 : 1 as compared to 2.7 : 1 as of December 1995, due primarily to the Company's receipt in September 1996 of life insurance proceeds on the late Jay Comras in the amount of $1,000,000. Income from the investment of the proceeds is being utilized for operating expenses.

2. Material Changes in Results of Operations:

    For the quarter ended December 31, 1996 the Company had revenues of $252,150 as compared to $256,323 in the quarter ended December 1995. The Company's sales backlog increased from $80,000 on September 30,1996 to $92,000 as of December 31, 1996.

    The Company experienced an operating loss of $74,510 for the quarter ending December 31, 1996 as compared to a loss of $52,013 in December 1995. Management attributes the loss to increased payroll and selling expenses.

     The Company has entered into agreements with 8 new sales representatives to market the Company's products throughout the United States. The Company has added a full-time sales manager to its video production division to expand its corporate video production market.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

February 17, 1996                  Rosemary Comras
Date                               President
                                   (Signature)