Form 10-K/A
period 1996-09-30
INSTRUCTIVISION INC
filed 1997-03-14
CIK 770183

[CAPTION]
                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K/A


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

     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are foreward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to the development of competing products by other publishers, the degree of acceptance by the educational market, and obsolescence due to changes in high school and college testing requirements and formats.

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

Current Activities
------------------
1. Commercial video production


     The Company's video production facility is being marketed to the business community in the central New Jersey area which includes Essex, Morris, Middlesex and Union Counties. Typical customers are local merchants, advertising agencies, independent producers, human resource organizations and health care providers. The Company uses telephone directory advertising and telemarketing, and has recently hired a full-time sales manager to market its video production services.


    The Company's full service video production facility consists of a studio, two broadcast quality editing suites, two VHS editing suites, computerized 3-D animation stand, remote location camera package and duplicating equipment. Revenues attributable to the Company's video production activities for the fiscal year ended September 30, 1996, were approximately $451,000.

Video production revenues for the fiscal year ended September 30, 1995 were approximately $577,000.


2. Educational video tapes, software and workbooks:

     The principal source of revenues from educational products during the fiscal year ended September 30, 1996 were as follows:

    MASTERING THE GED, a new software package, was completed in April 1996. Priced at less than $1,000, the product is being marketed to adult education facilities and libraries.

The Company sells this product through its network of sales representatives and distributors. The Company has not entered into any material contracts for the marketing of 'Mastering the GED.' Sales for the five months ended September 30, 1996 were approximately $33,600 and are expected to increase in 1997 as a result of the advertising campaign which commenced at the end of fiscal 1996.


    HSPT and EWT SUCCESS consists of a series of software, textbooks and video tapes exclusively marketed to the New Jersey middle and high school market.

When the State of New Jersey created a mandatory high school proficiency test (HSPT) as a high school graduation requirement in the mid-eighties, the Company was first in marketing test preparation software for Apple computers and workbooks. Over the past 10 years the company has added to the original 6 items additional 10 products specifically for the HSPT and EWT (Early Warning Test administered to all New Jersey 8th grade students). These products account for approximately 15% of revenues. These sales are made to a large number of separate customers and, therefore, no single purchaser of these products constitutes a significant customer of the Company. These products do not have any application outside the State of New Jersey.

     SAT and ACT software and video products are sold nationally by the Company through local sales representatives, direct mail catalog sales and distributors.

Revenues from the sale of SAT and ACT software, books and video tapes during the fiscal year ended September 30, 1996, were approximately $97,000. In addition, the Company receives royalties from the NASSP on their net receipts from sale of these products. (See "Other revenues" on page 6).


     HSCT SUCCESS, software and textbooks, completed in October 1995, was designed to prepare students for the Florida minimum basic skills tests. These products are being distributed through Southern Media Systems, a marketing group based in Florida. Revenues from the sale of this product were approximately 7% of the Company's gross sales for the fiscal year ended September 30, 1996.


    The High School Competency Test (HSCT) in Mathematics and Communication is a high school graduation requirement in the State of Florida. Although similar to the New Jersey proficiency tests, this program has no market outside the State of Florida. Southern Media Systems, an independent marketing company with offices in Florida, signed an exclusive sales agreement with the Company in March 1995. Southern Media Systems receives a commission of 15% to 40% from sales of the Company's products in Florida.


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

Under the agreement entered into in 1987, and cancellable at any time by either party, the Company and the NASSP have the right to secure joint copyright protection for these products, which copyright will revert to the Company upon termination of the agreement. Royalties paid to NASSP and the individual authors in fiscal year 1996 were approximately $10,000.


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

This product was completed in 1988. United Learning Co. purchases the tapes from the Company at a 50% discount off the retail price. Optical Data paid $3770 royalties in 1996 to the Company for use of the program in its Video Disk version.


    In 1993 the Company produced an eighteen lesson video course for students entitled SAT EDGE. The program is jointly owned by NASSP and the Company who share equally in the revenues from the program.

The agreement entered into in 1995 stipulates that the Company purchases the units from NASSP's inventory at 50% of retail price. NASSP pays the Company a 50% royalty on its sales on an annual basis. The Company updates the video component as necessary at its own expense. The NASSP is reponsible for the cost of printing the textbook component of the units. Revenues earned for fiscal year 1996 by the Company were approximately $34,000 from the sale of this product.


    STUDY SKILLS FOR SUCCESS: A software program available for Apple, MS-DOS, and Macintosh computers, for students grades 8 through 12.

The Company pays NASSP a royalty of 15% for marketing and use of its name on the product. Royalties paid were less than $1,000 in fiscal year ended September 1996.


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

During fiscal year ended September 30, 1996 the Company earned approximately $42,000 royalties from these programs.


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

The Knowledge Navigator division was created in 1995 to supplement the video tapes sold under the Inservice Video Network label with live seminars and workshops for teachers. Knowledge Navigators contracts with educators on a per diem fee basis to provide in-school seminars on such topics as discipline, motivation, test preparation, computer literacy, cultural diversity, etc. Through Knowledge Navigators, the Company offers school districts the ability to meet specific educational challenges by using the corporate models and strategies of outsourcing on an "as needed" basis.


New Product Development
-----------------------
    The Company does not separately account for research and development costs but estimates that on average such costs are not a material portion of cost of sales.


    The Company does not spend a material amount on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques. The costs for such research and product enhancements are expensed in the current fiscal year's cost of goods sold.


    The Company's new projects under development are:

    LEAP Success, a test preparation software package for students taking the Louisiana basic skills test.

The mathematics portion of the program is expected to be completed in Spring 1997 and will be field tested by the Company's education con-sultant and in a school in Louisiana. The field testing is expected to take 6 - 8 weeks. The cost connected with the field testing is expected to be minimal. The Company may in the future add a Reading/Writing component and workbooks to the LEAP Mathematics software.

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


The Company has no formal written employment contracts with its employees, with the exception of the contract with its president, Rosemary Comras. The Company considers its relationship with its employees as good and does not believe that the departure of any employee would have a material negative effect on the business.


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


Copyright application dates for the major products of the Company are SAT EDGE 1995, FROG INSIDE OUT 1988, HSPT SUCCESS 1992, SAT EXCELLERATOR 1995, ACT EXCELLERATOR 1995, and Mastering the GED 1996.


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

                            PART II

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

The Company plans to invest the proceeds in short term government notes and stock and equity funds for use as future operating capital.


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

ITEM 11.  Executive Compensation
--------------------------------
     The following table sets forth information concerning the com-pensation paid to Jay Comras, the Company's Chairman of the Board, President, and Chief Executive Officer, during each of the last three fiscal years. There are no executive officers of the Company for whom total annual salary and bonus exceeds $100,000.

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

and CEO

(1) Compensation consisted of personal use of a Company-owned automobile which amounted to less than either $50,000 or 10% of the total annual salary and bonus.

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

Name and address of    Amount and Nature of        Percentage of
Beneficial Owner       Beneficial Ownership        Ownership
-------------------    --------------------        -------------
Rosemary Comras               1,100,000                33%
14 Tilden Drive
East Hanover NJ

Rosemary Comras                 975,000                29%
ITF Kevin Comras and
Joann Doniloski (1)

Thomas F. Koerner                   ---                 --
Tumbletree Way
Reston VA

Marcus C. Ruger                     ---                 --
3131 South Vaughn Way
Aurora CO

David Sousa                       6,000                 --
729 Belvidere Avenue
Plainfield NJ
--------------------------------------------------------------
All officers and directors
as a group (5 persons)        2,081,000                 62%

(1) Kevin Comras and Joann Doniloski are adult children of the late
Jay Comras and received beneficial interest, while Rosemary Comras received voting powers. The trust agreement under which Rosemary
Comras exercises voting power regarding the 975,000 shares terminates at the earlier of either her remarriage, or on 8/2/2004, at which time the stock passes to such children.


ITEM 14. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------

(a) 1. Financial Statements
    2. Schedules
(b) Reports on Form 8-K
    none
(c) Exhibits required by Item 601(b) of Regulation 5-K:

1.1   Form of Common Stock  (A)
1.2   Form of Warrant Agreement (August 1985) (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed, October 1, 1986 (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Selling Agreement (August 1985) (B)
1.4   Form of Agreement among Underwriters (April 1985) (B)
1.5.  Form of Representative's Stock Purchase Options (August 1985)(B)
1.6   Selling Security Holder's Options (August 1985) (H)
3.1   Certificate of Incorporation of the Registrant (November 10, 81)(A)
3.2   Certificate of Amendment to the Certificate of Incorporation
      January 16 1985 (A)
3.3   Certificate of change to the Certificate of Incorporation
      March 18 1985  (A)
3.4   By-Laws of the Registrant (A)
10.2  Contract of Employment with Rosemary Comras (March 1985) (A)
10.2a Renewal of Employment Contract with Rosemary Comras (August 1991) (O) 10.2b Renewal of Employment Contract with Rosemary Comras (September 4,1996
      (P)
10.3  Memorandum of Agreement with the NASSP (March 1982) (A)
10.4 Memorandum of Agreement with the NASSP and CBS Software dated November 1983 (A)
10.5  Memorandum of Agrement with the NASSP (Achievment Tests
      October 1984)(A)
10.6  Agreement with Research for Better Schools October 1984 (A)
10.6a Renewal of agreement with Research for Better Schools
      September 1986 (D)
10.7  Memorandum of Agreement with the NASSP (ACT Preparation
      Program November 1983 (A)
10.8  Agreement with Peterson's Guides Inc.  June 1984 (A)
10.9  Agreement with Hayden Software  January 1985 (A)
10.10 Assignment of income from Jay Comras to Instructivision
      August 1985 (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)

10.16 Lease for 3 Regent Street, Livingston NJ dated March 15,1986 (F) 10.16a Amendment to Lease January 1987 (G)
10.16b Amendment No. 2 to Lease  August 1994 (O)
10.17  Release from Hayden Software Company August 1986(F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Principal stockholder  (December 1987) (J)
10.21  Agreement with NASSP for Inservice Video Network (February 1988) (K)
10.22  Agreement with NASSP re ACT preparation Programs (September 1988) (M)

(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B) Incorporated by reference, filed with Pre-Effective Amendment No. 2 of the Company's Registration Statement, File No. 2-98176-NY on or about July 18 1985
(C)    Incorporated by Reference, filed with form 8-K, dated
       August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by Reference, filed with Form 8-K, dated August
       12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by Reference, filed with Form 10-K on January 13,
       1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994
(P)    Filed with Form 10-K/A

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.
                                   Registrant

                                   s/Rosemary Comras
                                   -----------------
December 30, 1996                  Rosemary Comras, President
                                   (Principal Executive, Financial
                                   and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature          Title and Capacity                  Date
----------------   ------------------                  --------

s/Rosemary Comras
-----------------
Rosemary Comras    President, Secretary/Treasurer      12/30/96

s/Thomas Koerner
----------------
Thomas F.Koerner   Director                            12/30/96

s/Marcus Ruger
--------------
Marcus Ruger       Director                            12/30/96

s/David Sousa
-------------
David Sousa        Director                            12/30/96