Form 10QSB
period 1997-03-31
INSTRUCTIVISION INC
filed 1997-05-16
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997

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


                         YES [X]        NO [ ]


     As of March 31, 1997 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         March 31, 1997
                           (unaudited)
                                                   March 31,
                     ASSETS                          1997
                                                  ------------
Current assets
Cash                                              $    2,125
Investments                                          845,052
Accounts receivable - unaffiliated                   280,443
Accounts receivable - affiliated                      85,707
Inventory                                            214,274
Prepaid expenses                                       1,868
Deferred income taxes                                 10,000
                                                  -----------
 Total current assets                              1,439,469

Property and equipment at cost, less
  accumulated depreciation                           280,909
Other assets
Capitalized software - net of amortization           182,752
Deposits                                              13,125
Deferred income taxes                                 95,000
                                                  -----------
 Total other assets                                  290,877
                                                  -----------
 Total assets                                     $2,011,255
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $   73,593
Accrued expenses                                      76,771
Notes payable - current portion                       47,692
Notes payable - shareholder                            5,000
                                                  -----------
 Total current liabilities                           203,056
Notes payable, less current portion                   17,361
                                                  -----------
 Total liabilities                                   220,417
                                                  -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                         1,425,218
Accumulated surplus                                  373,972
Unrealized loss on Investments                       (11,702)
                                                  -----------
 Total stockholder's equity                        1,790,838
                                                  -----------
 Total liabilities and stockholders equity        $2,011,255
                                                  ===========

       See accompanying notes to financial statements
Page 3

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
         For the Six Months Ended March 31, 1997 and 1996
                           (unaudited)
                                        March 31,     March 31,
                                          1997          1996
                                      ------------   ------------
Revenues
Net sales
 Products                             $  199,326     $   262,013
 Services - unaffiliated                 299,527         245,499
 Services - affiliated                    38,124          36,000
                                      -----------    ------------
 Total sales                             536,977         543,512

Dividend Income                           39,226              --
                                      -----------    ------------
 Total Revenues                          576,203         543,512

Costs and expenses
Cost of sales
   Products                              169,183         159,389
   Services - unaffiliated               202,581         198,540
   Services - affiliated                  25,038           6,437
                                      -----------    ------------
 Total cost of sales                     396,802         364,366

General and administrative expenses      258,910         236,129
Interest expenses                          7,790           9,531
                                      -----------    ------------
 Total costs and expenses                663,502         610,026
                                      -----------    ------------
Income (loss) before income taxes        (87,299)        (66,514)

Provision for income taxes               (18,000)        (24,000)
                                      -----------    ------------
Net income (loss)                     $  (69,299)     $  (42,514)
                                      ===========    ============
Earnings per share                     $ ( .02)         $ ( .01)
                                      ===========    ============

         See accompanying notes to financial statements
Page 4

                        INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
       For the Three Months Ended March 31, 1997 and 1996
                         (unaudited)
                                     March 31, 1997  March 31, 1996
                                     --------------  --------------
Revenues
Net sales
 Products                            $  106,133       $   133,987
 Services - unaffiliated                200,092           135,186
 Services - affiliated                   13,486            18,016
                                     -----------      ------------
Total Sales                             319,711           287,189

Dividend income                           4,342               --
                                      ----------      ------------
Total revenues                          324,053           287,189
Costs and expenses
Cost of sales
 Products                                76,786            86,559
 Services - unaffiliated                117,643           100,823
 Services - affiliated                    3,992             1,893
                                     -----------      ------------
Total cost of sales                     198,421           189,275
General and administrative expenses     136,099           107,983
Interest expenses                         2,322             4,494
                                     -----------      ------------
Total costs and expenses                336,842           301,690
                                     -----------      ------------
Income (loss) before income taxes       (12,789)          (14,501)
Provision for income taxes               (2,000)          ( 5,000)
                                      ----------      ------------
Net income (loss)                       (10,789)          ( 9,501)
                                     ===========      ============
                                      less than        less than
Earnings per share                       (.01)           (.01)
                                     ===========      ============

See accompanying notes to financial statements
Page 5

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
               For the Six Months Ended March 31, 1997 and 1996
                                (Unaudited)
                                           March 31,    March 31,
                                              1997        1996
                                          -----------  ------------
Operating activities
Net income                                 $ (69,299)   $  (42,574)
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                                  56,613        66,612
Amortization of capitalized software          26,280        17,996
Deferred income taxes                        (18,000)      (24,000)
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                              (45,198)       34,450
 - affiliated                                (24,224)      (12,698)
De(In)crease in inventory & prepaid expenses  68,537       101,114
Decrease in accounts payable and
accrued expenses                             (31,835)      (14,863)
Decrease in deferred income                                     --
                                           ----------   -----------
Net cash provided by operatg.activities      (37,126)      126,097

Investing Activities
Additions to Investments                    (856,754)          --
Additions to capitalized software            (12,504)     (102,534)
Purchases of property, plant & equipment     (37,498)       (2,377)
                                           ----------   -----------
Net cash utilized in investg. activities    (906,756)     (104,911)

Financing activities
Proceeds from shareholder advances                --         8,500
Principal payment on credit lines,notes
payable and capital lease obligations        (61,899)      (30,015)
                                           ----------    ----------
Net cash (utilized) provided by
financing activities                         (61,899)      (21,515)

Decrease in cash                          (1,005,781)         (329)
Cash at beginning of year                  1,007,906         1,246
                                          -----------   -----------
Cash at end of year                       $    2,125     $     917
                                          ===========   ===========
Supplemental disclosure of cash flow information:
                                  March 31,    September 30,
                                    1997            1996
                                  ---------    -------------
Cash paid during the year for
Interest                          $ 7,790      $   9,531
Income taxes                       30,000             62

Page 6

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                              March 31, 1997
                               (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended March 31, 1997 and 1996.

                     INSTRUCTIVISION, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Condition:

    The working capital ratio as of March 1997 is 7 : 1. Revenues for the three months ended March 31, 1997 were $324,053, an increase of $36,864 from revenue recorded for the same period in the prior year. The increase was attributable to increased sales of video production services to corporate clients.

    Revenues from school products were $106,133 for the three months ended March 31, 1997 compared to $133,987 for the quarter ended March 1996 and $80,717 for the same quarter in 1995.

      Cost of sales for the three months ended March 31, 1997 were $198,421 as compared to $189,275 in 1996 and $139,424 in 1995.

    The Company recorded a net loss of $10,789, less than $.01 per share, for the quarter ending March 31, 1997, compared to a loss of $58,510 in the quarter ending December 31, 1996.

     General and administrative expenses increased to $136,099 in the current quarter from $107,983 in the same quarter in the previous year, and $125,913 in 1995. The increase is due to higher insurance, payroll and maintenance costs.

2. Material Changes in Results of Operations:

     During the quarter ended March 31, 1997 the Company experienced an 48% increase in sales of video production services over the same quarter in the previous year. Both post production editing facilities were fully utilized. Pending orders for commercial video production services on March 31,1997 were $88,000.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 15, 1997                       Rosemary Comras
                                   President