Form 10QSB
period 1997-06-30
INSTRUCTIVISION INC
filed 1997-08-15
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997

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


                         YES [X]        NO [ ]


     As of June 30, 1997 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----
Part I:     Financial Statement

            Balance Sheets at June 30, 1997 and       4
            September 30, 1996

            Statement of Operations for the nine      5
            months ended June 30, 1997 and 1996

            Statement of Operations for the three     6
            months ended June 30, 1997 and 1996

            Statement of Cash Flows for the nine      7
            months ended June 30, 1997 and 1996

            Notes to interim Financial Statements     8

Part II:    Management's discussions and analysis     9
            of financial condition and results of
            operations.

Signature                                            10

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         June 30, 1997
                           (unaudited)
                                                   June 30,
                     ASSETS                          1997
                                                  ------------
Current assets
Cash                                              $    2,261
Investments                                          876,271
Accounts receivable - unaffiliated                   267,951
Accounts receivable - affiliated                      66,608
Inventory                                            218,554
Prepaid expenses                                       1,268
Deferred income taxes                                 10,000
                                                  -----------
 Total current assets                              1,442,913

Property and equipment at cost, less
  accumulated depreciation                           284,728
Other assets
Capitalized software - net of amortization           171,593
Deposits                                              13,125
Deferred income taxes                                102,000
                                                  -----------
 Total other assets                                  286,718
                                                  -----------
 Total assets                                     $2,014,359
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $   77,748
Accrued expenses                                      45,254
Notes payable - current portion                       34,737
Notes payable - shareholder                            9,000
                                                  -----------
 Total current liabilities                           166,739
Notes payable, less current portion                   15,130
                                                  -----------
 Total liabilities                                   181,869
                                                  -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                         1,425,218
Accumulated surplus                                  354,915
Unrealized gain on Investments                        49,007
                                                  -----------
 Total stockholder's equity                        1,832,490
                                                  -----------
 Total liabilities and stockholders equity        $2,014,359
                                                  ===========

       See accompanying notes to financial statements
Page 4

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
         For the Nine Months Ended June 30, 1997 and 1996
                           (unaudited)
                                        June 30,       June 30,
                                          1997           1996
                                      ------------   ------------
Revenues
Net sales
 Products                             $  287,499     $   382,030
 Services - unaffiliated                 472,538         382,839
 Services - affiliated                    71,100          65,054
                                      -----------    ------------
 Total sales                             831,137         829,923

Dividend Income                           43,735              --
                                      -----------    ------------
 Total Revenues                          874,872         829,923

Costs and expenses
Cost of sales
   Products                              235,595         254,049
   Services - unaffiliated               330,571         301,683
   Services - affiliated                  31,238          11,640
                                      -----------    ------------
 Total cost of sales                     597,404         567,372

General and administrative expenses      381,420         347,767
Interest expenses                          9,404          12,703
                                      -----------    ------------
 Total costs and expenses                988,228         927,842
                                      -----------    ------------
Income (loss) before income taxes       (113,356)        (97,919)

Provision for income taxes               (25,000)        (34,000)
                                      -----------    ------------
Net income (loss)                     $  (88,356)     $  (63,919)
                                      ===========    ============
Earnings per share                     $ ( .03)         $ ( .02)
                                      ===========    ============

         See accompanying notes to financial statements
Page 5

                        INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
       For the Three Months Ended June 30, 1997 and 1996
                         (unaudited)
                                     June 30, 1997   June 30, 1996
                                     --------------  -------------
Revenues
Net sales
 Products                            $   88,173       $   120,017
 Services - unaffiliated                173,011           137,340
 Services - affiliated                   32,976            29,054
                                     -----------      ------------
Total Sales                             294,160           286,411

Dividend income                           4,509               --
                                      ----------      ------------
Total revenues                          298,669           286,411
Costs and expenses
Cost of sales
 Products                                66,412            94,660
 Services - unaffiliated                127,990           103,143
 Services - affiliated                    6,200             5,203
                                     -----------      ------------
Total cost of sales                     200,602           203,006
General and administrative expenses     122,510           111,638
Interest expenses                         1,614             3,172
                                     -----------      ------------
Total costs and expenses                324,726           317,816
                                     -----------      ------------
Income (loss) before income taxes       (26,057)          (31,405)
Provision for income taxes               (7,000)          (10,000)
                                      ----------      ------------
Net income (loss)                       (19,057)          (21,405)
                                     ===========      ============
                                      less than         less than
Earnings per share                       (.01)            (.01)
                                     ===========      ============

See accompanying notes to financial statements
Page 6

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
               For the Nine Months Ended June 30, 1997 and 1996
                                (Unaudited)
                                             June 30,    June 30,
                                               1997        1996
                                           -----------  ------------
Operating activities
Net income                                  $ (88,356)   $  (63,919)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                   85,197        99,009
Amortization of capitalized software           39,286        31,512
Deferred income taxes                         (25,000)      (34,000)
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                               (32,706)        9,449
 - affiliated                                  (5,125)        8,545
De(In)crease in inventory & prepaid expenses   64,857       116,936
Decrease in accounts payable and accrued
expenses                                      (59,197)      (26,928)
                                            ----------   -----------
Net cash provided by operating activities     (21,044)      140,604

Investing Activities
Additions to Investments                     (827,264)          --
Additions to capitalized software             (14,351)     (107,359)
Purchases of property, plant & equipment      (69,901)       (6,340)
                                            ----------   -----------
Net cash utilized in investg. activities     (911,516)     (113,699)

Financing activities
Proceeds from shareholder advances                 --        18,050
Principal payment on credit lines,notes
payable and capital lease obligations         (73,085)      (44,041)
                                            ----------    ----------
Net cash (utilized) provided by
financing activities                          (73,085)      (25,991)

In(de)crease in cash                       (1,005,645)          914
Cash at beginning of period                 1,007,906         1,246
                                           -----------   -----------
Cash at end of period                      $    2,261     $   2,160
                                           ===========   ===========
Supplemental disclosure of cash flow information:
                                   June 30,        June 30,
                                     1997            1996
                                   ---------    -------------
Cash paid during the year for
Interest                           $ 9,404      $ 12,702
Income taxes                        30,000            62

Page 7

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                              June 30, 1997
                               (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended June 30, 1997 and 1996.

                       INSTRUCTIVISION, INC.

Part II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

1. Material Changes in Financial Condition:

    The working capital ratio as of June 30 1997 is 8 : 1. Revenues for the three months ended June 30, 1997 were $298,669, an increase of 4% over the same period in the prior year.

    Revenues from school products were $88,173 for the quarter ended June 30, 1997 compared to $120,017 for the quarter ended
June 30, 1996 and $80,066 for the same quarter in 1995.

      Cost of sales for the three months ended June 30, 1997 were $200,602 as compared to $203,006 in 1996 and $178,556 in 1995.
General and administrative expenses decreased by 10% during the current fiscal quarter over the previous quarter.

    The Company recorded a net loss of 6%, less than $.01 per share, for the quarter ending June 30, 1997.

    For the nine months ended June 30, 1997 the Company shows an increase of 5.4% in revenues over the same period in 1996. The
Company attributes the gain to income received from its investments.

    Cost of sales for the 9 months ended June 1997 were 5% higher than last year. Higher wages and higher printing costs contributed to the the increase. The company plans to raise prices on some of its products at the beginning of the school year to compensate for increased cost of goods.

     The Company reported a loss before taxes of 12% of revenues for the nine months ended June 30, 1997. Net loss before taxes was $113,356 compared to $97,919 for the nine months ended June 1996.
In 1995 the Company had a pretax gain of $277 during the same period.

2. Material Changes in Results of Operations:

     During the quarter ended June 30, 1997 the Company experienced an 26% increase in video production revenue over the previous quarter. Both post production editing facilities showed increased utilization. Pending orders for commercial video production services on June 30,1997 were approximately $80,000. Revenues from educational sales were 26% below June 1996 levels.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

August 15, 1997                    Rosemary Comras
                                   President