Form 10KSB
period 1997-09-30
INSTRUCTIVISION INC
filed 1998-02-09
CIK 770183

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1997

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
(973) 992 9081

Securities registered pursuant to Section 12(b) of the ACT:

Title of each Class:      Name of each exchange on which registered:
--------------------      ------------------------------------------
Common Stock                               none

Securities registered pursuant to Section 12(g) of the ACT:

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

                           YES [X]        NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 30, 1997, was $837,500 based on the over-the-counter closing bid price of $.25 per share on December 30, 1997.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 30, 1997 was 3,350,000.


     This document contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historic facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to the development of competing products by other publishers, the degree of acceptance by the educational market, and obsolescence due to changes in high school and college testing requirements and formats.

                            PART I

ITEM 1. BUSINESS
----------------
The Company
------------
     Instructivision, Inc. (the "Company") is a multimedia publishing and production company that develops a broad line of educational software, video tapes, and related workbooks, and instructional video tapes for businesses, principally for employee training and product advertisement. Educational products, which accounted for approximately 40% of the Company's sales in fiscal 1997 are sold to middle and high schools throughout the United States to prepare students for college admissions tests and to pass minimum basic skills tests for high school graduation.

     The Company produces software and textbooks for other publishers under royalty agreements and/or fixed fee contracts. Royalties accounted for approximately 10% of revenues in 1997.

     The Company owns a video production studio and post-production digital editing facility in which it creates video programs for schools, historic and cultural organizations, as well as industry. Corporate customers use the Company's video services to create employee orientation videos, medical information, product introductions and infomercials. The Company performs creative services, script writing, on-location and studio recording, teleconferencing, audio recording, digital and analog editing, graphics, animation, translating and duplication services.

Background
----------
     The Company, a New Jersey corporation, was established in 1981 to develop and market multi-media educational products principally for high school students preparing for college entrance tests. The Company's catalog of school products currently includes workbooks, computer software, and video programs for high school and middle school students, as well as video tapes for teachers, administrators and parents.

     The Company's inhouse video production was established in 1986 to produce instructional video tapes for its own distribution and to service the corporate and advertising community in central New Jersey. Corporate video production sales now account for approximately 50% of the Company's revenues.

Current Activities
------------------
1. Commercial video production

     The Company's video production facility is being marketed through yellow page advertising and the Company's sales staff to the corporate, industrial and service industry in the central New Jersey area, located between Rt 80 in the North and Rts 78 and 287 to the South. The Company seeks out large and mid-sized companies who utilize video as a tool for employee orientation, meetings, product training, and advertising.

     The Company's full service video production facility consists of a studio, two interformat digital editing suites, one non-linear editing room, audio recording, animation and graphics equipment. The Company purchased new video equipment and upgraded existing video equipment at a cost of $61,000 in fiscal 1997 compared to $3,000 in 1996 and $190,000 in fiscal 1995.

2. Educational video tapes, software and workbooks:

     The Company's software products are available for MS-Dos, Windows and Macintosh formats. Individual products are priced from $89 for single computer use to $1100 for site and network licenses. Workbooks are generally priced from $6 to $10/ea. The Company sells its video tapes for $39 - $350/ea. The principal educational products sold during the fiscal year ended September 30, 1997 were as follows:

    HSPT, EWT SUCCESS, PRE-HSPT consist of a series of software, textbooks and video tapes sold to individual middle and high schools in New Jersey. The State of New Jersey has since 1986 mandated that all students in public high schools must pass a basic skills test. In 1991 the State's Department of Education introduced an "Early Warning Test" for students entering high school. The Company introduced its first
High School Proficiency test preparation material in 1987 and has updated and revised it since to conform to changes in format and types of questions. The Company's HSPT and EWT software and workbooks are widely used in many of the state's public high schools. These products account for approximately 15% of the Company's sales. The Company has three sales representatives for its New Jersey school markets and advertises its product through catalog mailings and participation at State and local publishing exhibits.

    SAT and ACT software and video products are sold nationally by the Company to high school administrators through its network of sales representatives, direct mail catalog sales and distributors. The first multimedia SAT test preparation video and software material produced by the Company was published in 1983 by the National Association of Secondary School Principals (NASSP). The current test preparation titles being marketed by the Company and NASSP are: Improving College
Admission Test Scores on the ACT, SAT Excellerator (workbooks and software) ACT Excellerator (workbooks and software), SAT EDGE (video course with workbooks), Improving Students' College Admission Test Scores on the SAT and ACT videos for teachers. The Company receives a royalty of 15 - 33% on NASSP's gross sales. The Company pays the NASSP a royalty on its sales of 20 - 30% on the products. Sales from these products account for approximately 8% of the Commany's revenues.

    In 1995 the Company entered the Florida high school test market with programs similar to the New Jersey products. The HSCT SUCCESS series of software and textbooks prepare students for the Florida minimum basic skills tests. These products are being distributed through Southern Media Systems, a marketing group based in Florida. Revenues from the sale of the Company's products in Florida were approximately 5% of the Company's gross sales for the fiscal year ended September 30, 1997.

     The Company markets some of its video tapes under the trade name Inservice Video Network to school administrators and educators.
The Company has an agreement with the NASSP under which the NASSP also markets the video tapes for which it receive a royalty of 15% on annual net sales of the products (gross sales less returns and royalties paid to the authors). The Company has published over 85 video tapes since 1986. The authors of the individual tapes receive a 5% to 12% royalties from the sales of their respective tapes. Revenues from the sale of these products were approximately 5% of the Company's sales in fiscal 1997.

    Other programs published by the Company consist of a video tape entitled THE FROG: INSIDE-OUT, software programs MASTERING THE GED, STUDY SKILLS FOR SUCCESS, video programs for elementary school teachers, school teachers, and KEY IT IN, a calculator practice textbook.
Revenues from these programs account for less than 3% of the Company's sales. The Company has not entered into any material contracts for the sale of these products.

    The Company is obligated to pay royalties to authors of some of the Company's products. Such royalties payable range from 5% to 10%.

     All of the Company's software products are available for Macintosh, MS Dos, and Windows formats. Site licenses and networking rights give a school license to duplicate and network the program. The Company updates its various software products from time to time to be compatible with new hardware which becomes available to the school market.

c) Other Revenues
-----------------
     The Company receives a royalty of 1.5 to 3% from Steck-Vaughn Company as author of components of TEST BEST, a workbook series published since 1991. Revenues from the product during the fiscal year ended September 30 1997 were approximately $61,000.

     SAT-1 EXCELLERATOR, ACT TEST EXCELLERATOR, and IMPROVING COLLEGE ADMISSION SCORES ON THE ACT: The Company receives a royalty of 15% on workbooks and 20% to 33% on software sold by the NASSP. The Company also has a license to sell the programs. The NASSP receives a royalty of 15% to 20% from the sale of the programs by the Company.

     WORKLINK: In 1994 the Company entered into an agreement with ETS for the development of a software program which provides a database of students' records to link schools with prospective employers. An updated version for Windows was completed in 1997. The Company receives a 5% royalty from the sale of the program and related material. Revenues from this product were approximately $22,000 during fiscal year 1997.

New Product Development
-----------------------
    The Company does not separately account for research and development costs but estimates that on average such costs are not a material portion of cost of sales.

    The Company's new projects under development are:

    LEAP Success, a test preparation software package for students taking the Louisiana basic skills test. The mathematics software program was completed in November 1997.

    The Company is developing a CD ROM version of the SAT EDGE program for students preparing for the SAT. The product is scheduled to be completed in spring 1998.

     The Company has plans to produce three new video tapes during the fiscal year 1998.

Future Plans
------------
     The Company intends to continue expanding its product lines, and to update existing software in step with new technological developments.
The Company continually seeks out new concepts to develop new instructional methods utilizing various media that assist children and adults gain proficiency in academic and work skills.

     The Company frequently revises and updates its educational products to conform to any changes in testing standards and formats or replaces any product determined to be obsolete.

    The Company's video production facility offers competitive rates and is being expanded to offer non-linear editing and CD-ROM mastering and duplication services.

Marketing
---------
     The Company's products are sold in highly competitive markets. The school publishing industry is dominated by Fortune 100 companies who have superior marketing resources and advertising funds. The Company has been successful in providing other publishers with quality products on a fee plus royalty basis.

     The Company has collaborated with the NASSP in the development of various programs and, as a result, has transferred several of the programs it has created to the NASSP for direct marketing to schools throughout the country. The NASSP, of which Dr. Thomas Koerner, a director of the Company, is Associate Executive Director, accounted for approximately 4% of the Company's sales during the fiscal year ended September 30, 1997 (see
Item 13 hereof).

     The Company has agreements with the NASSP to share in the marketing of several of its educational programs. The Company receives a royalty of 15% to 35% from the sale of the programs.

     The Company employs three full-time commission salespersons in New Jersey. The Company has agreements with independent sales representatives in thirty-six states to sell its education products. The Company also markets its products through periodic catalog mailings and third party mail-order distributors throughout the United States. The Company pays commissions of 5% to 50% to sales representatives and distributors on the sale of the Company's products.

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

Seasonality of the Business
---------------------------
     The bulk of the Company's educational product sales are realized during the fourth quarter of its fiscal year, when school districts make their purchasing decision for the academic year. Approximately 50% of the Company's educational sales are made during the summer months. However, revenues from video production services have in the past not been affected by season, thereby providing year-round cash flow for the Company.

Employees
---------
     The Company had 11 full-time employees at September 30, 1997.
The Company's full time staff includes an Executive Producer/Director, three video engineers, a software programmer, one sales manager, one editor, a director of educational marketing and an administrative and customer support staff. The Company does not believe that the departure of any particular employee would materially affect Company's operation.

     The Company utilizes outside writers, freelance production crews and other support personnel as needed to assist in development of educational programs and its video production services. Contracts for services of outside contractors are normally on a fee basis; however, some may receive a percentage of revenues as a royalty from the Company for their program participation. This practice has allowed the Company to draw on outside technical personnel and writers, while maintaining lower overhead and employment costs. The Company anticipates maintaining this employment approach in the next fiscal year.

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

     The Company markets some of its video programs under the trade name INSERVICE VIDEO NETWORK, and VIDEO WORKSHOP. The Company markets some of its educational services under the trade name KNOWLEDGE
NAVIGATORS.

Backlog
-------

    The Company's sales backlog at September 30, 1997 consisted of contractual video production obligations to be filled over the next 90 days of approximately $95,000. Orders for existing computer software and books are currently processed and shipped within 3 to 10 days.

Competition
-----------
     The educational publishing industry is an intensely competitive business, dominated by certain large corporations. The Company's competitors have greater financial resources, more extensive business experience and larger manufacturing, marketing, and servicing capabilities than the Company. There already is a large number of software programs directed at preparing students for test-taking on the market.

     The Company competes with other video production companies producing commercials and instructional video programs in the central
New Jersey area. Many large corporations have their own inhouse production capabilities. The recent introduction of lower priced non-linear PC video editing equipmente has eliminated the need for many free-lance producers to outsource video editing.

     The Company plans to continue competing in the multimedia educational market on the basis of its previous experience in developing test preparation software and video tapes and its ability to integrate video, audio and software production for a wide range of applications: CD-ROM, LAN, television and the internet.

ITEM 2. Property
----------------

     The Company's executive facilities, teleproduction studio and software production facilities are housed in approximately 7,300 sq.ft. of leased office space at 3 Regent Street, Livingston, New Jersey. The monthly rent as of September 30, 1997 was $9,133.75. The lease will expire on June 30, 2001. Under the lease, the Company is responsible for insurance, maintenance, property taxes and other costs of occupancy. The Company believes that the space will meet its needs for the foreseeable future and would accommodate a significant increase in its business.

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

Period                      Common Stock
                            High     Low
-------                     ----     ---

1/1/96 -  3/31/96           1/4     1/8
4/1/96 -  6/30/96           1/4     1/8
7/1/96 -  9/30/96           1/4     1/8
10/1/96 - 12/30/96          1/4     1/8
1/1/97 - 3/31/97            1/3     1/4
4/1/97 - 6/30/97            1/3     1/4
7/1/97 - 9/30/97            1/3     1/4
10/1/97 - 12/30/97          1/3     1/4

     At December 30, 1997 management believes that the approximate number of holders of the Company's Common Stock was 260. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 30, 1997 the Company's transfer agent advised that there were 199 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. As of March 1, 1992 the Company's stock is no longer traded on the NASDA system.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.
-------------------------------------------------------------------

     Net sales showed a slight increase in the fiscal year ended
September 30, 1997 from the previous year. Sales from educational products and services were lower: $559,179 and $564,902 for 1997 and 1996 respectively, while video production sales rose from $573,269 to $585,695 during the same period. The lower educational sales reflect a general saturation of test preparation material in schools, and production delays of new products previously scheduled for completion before the school purchasing season: the CD-Rom version of the SAT Edge - now scheduled for completion in spring 1998, and LEAP Success - completed in October 1997.

     The Company incurred an operating loss for 1997 of 8.8% or $101,259 compared to a loss of 9.7% in 1996. In 1995 the Company reported a net income of 1.5% from operations.

     Cost of sales were 69.5% in 1997 up from 66% in 1996 and 57% in 1995, reflecting increased paper, printing and distribution costs. Due to the highly competitive nature of both the school and video service industry, management decided to delay price increases of the Company's school products and its video rates until 1998.

    General and administrative expenses increased 9% in 1997 from 1996 principally due to a 70% increase in healthcare premiums. Increase in staffing also contributed to the increase in administrative costs.

    At September 30, 1997 the Company had cash and securities with a market value of approximately $900,000. The Company invests approximately 75% of its cash in growth mutual funds with the balance in a government securities fund.

    Cash provided by operating activities has been and is expected to continue to be the primary source of funds. The Company utilizes income from its securities portfolio for operating funds and capital equipment purchase.

     For the fiscal year ended September 30, 1997, 1996 and 1995, the Company's net sales were $1,144,874, $1,138,171 and $1,224,282, respectively.

     Accounts receivable were $356,836 and $296,728, respectively for the years ended September 30, 1997 and 1996.

     Management believes that the Company's cash and marketable securities position, along with funds generated from operating activities will be sufficient to meet cash requirements for the foreseeable future.


ITEM 7.  Financial Statements and Supplementary Data
----------------------------------------------------
See attached Financial Statements.


ITEM 8. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
None

                            PART III
                            --------

ITEM 9. Directors and Executive Officers of Registrant
-------------------------------------------------------
     The executive officers and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras     57   President, Secretary/Treasurer and
                         Director
Thomas Koerner      65   Director
Marcus Ruger        66   Director
David Sousa         57   Director

     Rosemary Comras was elected President of the Company on September 4, 1996 following the death of Jay Comras, the founder,former Chairman of the Board, President and Chief Executive Officer of the Company. Ms. Comras had been Vice President, Secretary/Treasurer and a director of the Company since its inception. Ms. Comras is the widow of Jay Comras.

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

    Dr. David Sousa has been a director of the Company since April
1994. Dr. Sousa was employed as Superintendent for the New Providence
New Jersey School district from 1991 till July 1994. Dr. Sousa conducts training seminars and provides consulting services to schools thoughout the United States. Dr. Sousa will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 1997 to serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 10.  Executive Compensation
--------------------------------
     The following table sets forth information concerning the com-pensation paid to Rosemary Comras, the Company's Chairman of the Board, President, and Chief Executive Officer, during each of the last three fiscal years. There are no excecutive officers of the Company for whom total annual salary and bonus exceeds $100,000.

                   Fiscal   Salary     Annual            Other
                   year                Bonus        Compensation(1)
-------------      ------  ---------   -------      ---------------
Rosemary Comras,   1995     $70,000    $ 4,825        $
Chairman of the    1996      72,000     22,425            315
Board, President   1997      75,000         --          3,780
and CEO

(1) Compensation consists of reimbursement of health insurance premiums.

     The Company has a three year employment agreement with Rosemary Comras, President and Secretary/Treasurer of the Company, which commenced September 1, 1996, for an annual salary of $75,000, which increases to $78,500 on September 1, 1997, and $83,000 on September 1, 1998 . In addition Ms. Comras receives a cash bonus of 2.5% of the Company's net profit before taxes.

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


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Dr. Thomas Koerner is a director of the Company. Dr. Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1997 and 1996, the Company derived revenues of approximately $48,000 and $95,000, respectively, from sales and consulting services to the NASSP.


Compensation of Directors
-------------------------

     Outside directors receive $250 for each board meeting and committee meeting attended and are reimbursed for the reasonable out-of-pocket expenses incurred by them in connection with the performance of their services as directors.


ITEM 12.  Security ownership of certain beneficial owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

Name and address of    Amount and Nature of        Percentage of
Beneficial Owner       Beneficial Ownership        Ownership
-------------------    --------------------        -------------
Rosemary Comras               1,100,000                33%
14 Tilden Drive
East Hanover NJ

Rosemary Comras                 975,000                29%
ITF Kevin Comras and
Joann Doniloski

Thomas F. Koerner                   ---                 --
Tumbletree Way
Reston VA

Marcus C. Ruger                     ---                 --
3131 South Vaughn Way
Aurora CO

David Sousa                       6,000                 --
729 Belvidere Avenue
Plainfield NJ
--------------------------------------------------------------
All officers and directors
as a group (4 persons)        2,081,000                 62%

ITEM 12. Certain relationships and related transactions
-------------------------------------------------------

     Dr. Thomas Koerner is a director of the Company. Dr. Koerner is also Associate Executive Director of the NASSP, a customer of the Company. During the fiscal years ended September 30, 1997 and 1996 the Company derived revenues of approximately $48,000 and $95,000, respectively, from sales and consulting services to the NASSP.

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

                         PART IV
                         -------

ITEM 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------
(a) 1. Financial Statements
    2. Schedules
(b) Reports on Form 8-K
    none
(c) Exhibits required by Item 601(b) of Regulation 5-K:

1.1   Form of Common Stock(A)
1.2   Form of Warrant Agreement (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed. (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Sellling Agreement (B)
1.4   Form of Agreement among Underwriters (B)
1.5.  Form of Represantive's Stock Purchase Options (B)
1.6    Selling Security Holder's Options (H)
3.1    Certificate of Incorporation of the Registrant (A)
3.2    Certificate of Amendment to the Certificate of Incorporation (A)
3.3    Certificate of change to the Certificate of Incorporation  (A)
3.4    By-Laws of the Registrant (A)
10.2   Contract of Employment with Rosemary Comras (A)
10.2a  Renewal of Employment Contract with Rosemary Comras (O)
10.2b  Renewal of Employment Contract with Rosemary Comras (P)
10.3   Memorandum of Agreement with the NASSP (A)
10.4   Memorandum of Agreement with the NASSP and CBS Software (A)
10.5   Memorandum of Agrement with the NASSP (Achievment Tests (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT Preparation
       Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)
10.16b Amendment No. 2 to Lease (O)
10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Jay and Rosemary Comras (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)

(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B) Incorporated by reference, filed with Pre-Effective Amendment No. 2 of the Company's Registration Statement, File No. 2-98176-NY on or about July 18 1985
(C)    Incorporated by Reference, filed with form 8-K, dated
       August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by Reference, filed with Form 8-K, dated August
       12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by Reference, filed with Form 10-K on January 13,
       1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994
(P)    Filed with From 10-K on December 30, 1996

               REPORT OF INDEPENDENT AUDITORS


Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 1997, and the results of its operations and its cash flows for the years ended September 30, 1997, and 1996 in conformity with generally accepted accounting principles.



                                     STANLEY J. MORIN & ASSOCIATES


Cedar Knolls, New Jersey
December 23, 1997

                        INSTRUCTIVISION, INC
                           BALANCE SHEET
                         September 30, 1997

                                                 1997
                                              -----------
Current assets
Cash                                          $    1,637
Accounts receivable - unaffiliated               312,729
Accounts receivable - affiliated                  44,107
Investments                                      905,485
Inventory                                        203,713
Prepaid expenses                                   1,640
Deferred income taxes                             10,000
                                              ----------
 Total current assets                          1,479,311

Property and equipment at cost, less
 accumulated depreciation                        289,239

Other assets
Capitalized software - net of amortization       180,862
Deposits                                          13,125
Deferred income taxes                             28,000
                                              ----------
 Total other assets                              221,987
                                              ----------
 Total assets                                 $1,990,537
                                              ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                              $   93,822
Accrued expenses                                  58,384
Notes payable - current portion                   28,475
Notes payable - shareholder                        2,000
                                              ----------
 Total current liabilities                       182,681
Notes payable, less current portion               13,406
                                              ----------
 Total liabilities                               196,087
                                              ----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares issued
and outstanding                                    3,350
Additional paid-in capital                     1,425,218
Accumulated earnings                             322,012
Unrealized gain on investment, net                43,870
 of income tax
                                              ----------
 Total stockholder's equity                    1,794,450
                                              ----------
 Total liabilities and stockholders equity    $1,990,537
                                              ==========

[FN]
          See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
         For each of the Two Years ended September 30, 1997

                                           1997         1996
                                       ----------    ----------
Revenues
Net sales: Products                    $  504,112    $  469,980
           Services - unaffiliated        585,695       573,269
           Services - affiliated           55,067        94,922
                                       -----------   -----------
 Total revenues                         1,144,874     1,138,171

Costs and expenses
Cost of sales
   Products                               319,106       322,334
   Services - unaffiliated                435,582       353,980
   Services - affiliated                   40,953        75,660
                                       -----------   -----------
 Total cost of sales                      795,641       751,974
General and administrative expenses       521,493       477,610
Interest expenses                           9,192        18,827
Investment income                         (80,193)           --
                                       -----------   -----------
Income (loss) before income taxes,
 and extraordinary items                 (101,259)     (110,240)
Provision for income taxes                 20,000         9,000
                                       -----------   -----------
Income (loss) before extraordinary
 items                                   (121,259)     (119,240)
Extraordinary item -
 Life insurance proceeds (net of
 income taxes of $62,000)                     --        938,000
                                       -----------   -----------
Net income (loss)                      $ (121,259)   $  818,760
                                       ===========   ===========
Earnings per share -income before
extraordinary item                          (.04)         (.04)
Earnings per share - extraordinary
item                                          --           .28
                                       -----------   -----------
Earnings per share                       $  (.04)       $  .24
                                       ===========   ===========



[FN]
    See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY
            For the Two Years Ended September 30, 1997

                Common Stock    Additional  Accum.   Unrealized   Total
              Shares    Amount  paid-in    (Deficit)  Gain on
                                Capital    Earnings  Investments
             ---------  ------  ---------- --------- ----------  -------

Balance,
Sept.30,1995 3,350,000  $3,350  $1,425,218 $(375,489) $   --    $1,053,079

Net income
for year          --      --         --      818,760      --       818,760
             --------- -------  ----------  --------  -------   ----------
Balance,
Sept.30,1996 3,350,000  $3,350  $1,425,218 $ 443,271      --    $1,871,839

Net loss
for year          --      --         --     (121,259)  43,870      (77,389)
             ---------  ------  ----------  --------- -------   ----------
Balance
Sept.30,1997 3,350,000  $3,350  $1,425,218  $322,012  $43,870   $1,794,450
             =========  ======  ==========  ========  =======   ==========








[FN]
            See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For each of the Two Years Ended September 30, 1997

                                               1997          1996
                                            ----------   ----------
Operating activities:
Net income (loss)                           $(121,259)   $ 818,760
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                  112,072      132,833
Amortization of capitalized software           38,344       45,969
Deferred income taxes                          20,000       31,000
Changes in operating assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                               (77,484)      28,332
 - affiliated                                  17,376       (8,301)
Increase in inventory and prepaid expenses     79,326      136,805
(De)increase in accounts payable and
accrued expenses                              (29,993)       4,784
                                           -----------  -----------
Net cash provided by operating activities      38,382    1,190,182
Investing Activities:
Additions to capitalized software             (22,678)    (127,693)
Purchases of property, plant and equipment   (101,287)      (7,116)
Purchases of investments                     (832,615)          --
                                           -----------  -----------
Net cash utilized in investing activities    (956,580)    (134,809)
Financing activities:
Principal payment on credit lines,notes
payable and capital lease obligations         (88,071)     (48,713)
                                           -----------  -----------
Net cash (utilized) provided by
financing activities                         ( 88,071)     (48,713)
(De)increase in cash                       (1,006,269)   1,006,660
Cash at beginning of year                   1,007,906        1,246
                                           -----------  -----------
Cash at end of year                        $    1,637   $1,007,906
                                           ===========  ===========

Supplemental disclosure of cash flow information:
                                            1997       1996
                                          -------    --------
Cash paid during the year for
Interest                                  $ 8,447    $16,808
Income taxes                               38,969         62


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997

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

c. Income Taxes
---------------
     The Company follows Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes" which requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting. In addition, SFAS No. 109 requires the recognition of future tax benefits, such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not. (See Note 10 -
Income Taxes)

d. Capitalized Software Costs
-----------------------------
     Product development includes all expenses related to future releases and enhancements of the products, including research, development, porting of software to new operating systems and platforms, documentation, develop-ment of training programs, less allowable capitalized software development costs.

     In accordance with Statement of Financial Accounting Standards
No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research prior to the develop-ment of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

                           INSTRUCTIVISION INC.
                  NOTES TO FINANCIAL STATEMENT--(Continued)
                           September 30, 1997

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research and development costs incurred were insignificant for the years ending September 30, 1997, and 1996 and have been expensed.

e. Earnings per share
---------------------
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earings per share was 3,350,000 for each of the years ended September 30, 1997 and 1996. There were no common equivalent shares outstanding for any of those years.

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

NOTE 3. Marketable securities available for sale

     At September 30, 1997, the marketable securities portfolio was comprised of securities classified as available for sale. The Company has adopted FSAS 115, resulting in investment securities being carried at market value.

     Following are the market values and original cost of marketable securities available for sale as of September 30, 1997:
[CAPTION]

                        Market        Cost      Unrealized
                        Value                   Gain
                        ----------   ---------  ----------
[S]                     [C]          [C]        [C]
Mutual Funds            $ 905,485    $ 832,615  $  72,870

      Included in shareholders' equity at September 30, 1997 is $43,870 of unrealized gains on marketable securities available for sale, net of income tax.

NOTE 4. Inventory

     The components of inventory are as follows:

                                                 1997
                                              ---------
Work in Process (video production cost)       $   6,479
Finished Goods (video)                          133,541
Finished Goods (workbooks)                       63,693
                                              ---------
                                              $ 203,713
                                              =========

                              INSTRUCTIVISION, INC
                  NOTES TO FINANCIAL STATEMENTS --(Continued)
                              September 30, 1997

NOTE 5. Property and Equipment

     At September 30, 1997 property and equipment is comprised of the following:

                                   Life (yrs)       1997
                                  -----------    ----------
Furniture and fixtures            3 -  8         $    65,834
Video equipment and computers     3 - 10           1,332,351
Automobile                             3              49,927
Leasehold improvements            5 - 10             109,520
                                                 -----------
                                                   1,557,632
Less accumulated depreciation                      1,268,393
                                                 -----------
Net                                              $   289,239
                                                 ===========

NOTE 6. Capitalized Software

     For the year ended September 30, 1997 accumulated amortization of costs related to computer software products held for sale was $345,347.

NOTE 7. Notes payable

     Notes payable at September 30, 1997 consisted of the following:

                                                      1997
                                                   ----------
Installment loan with Sony Electronics Inc.
maturing March 1998, payable monthly with
interest at 11 1/2%. The loan is collateralized
by equipment of the Company                        $  21,315

Installment loan with First Union Bank
maturing June 2000, payable monthly, with
interest of approximately 10.5%. This loan is
collateralized by an automobile of the Company        20,566
                                                   ---------
                                                      41,881
Less current portion                                  28,475
                                                   ---------
Amount due after one year                          $  13,406
                                                   =========

     The following are the maturities of long term debt outstanding at September 30, 1997:

1998        28,475
1999         7,364
2000         6,042

                            INSTRUCTIVISION, INC.
               NOTES TO FINANCIAL STATEMENTS --(Continued)
                            September 30, 1997


NOTE 8. Fair Value of Financial Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


NOTE 9. Related Party Transactions

    a. Pursuant to a promissory note dated June 1, 1987, the principal stockholder has agreed to make short term cash advances to the Company. The advances are to be repaid upon demand with interest payable monthly at 4% above the floating base commercial lending rate. The note is collateralized by specific equipment owned by the Company. The maximum advance amount is $75,000. The balance owed at September 30, 1997 and 1996 was $2,000 and $45,000, respectively.

     b. The Company is affiliated with a major customer of the Company, whose Associate Executive Director is a Director of the Company.

     c. The Company has a three year employment agreement with Rosemary Comras, President and principal stockholder of the Company, to employ
Ms. Comras at a salary of $75,000 per year which commenced on September 1, 1996, with increases to $78,500 on September 1, 1997 and $83,000 on September 1, 1998. Ms. Comras receives a 2.5% bonus of the Company's net profit before taxes, commencing September 1, 1996.


NOTE 10. Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 are as follows:

                            INSTRUCTIVISION, INC.
                   NOTES TO FINANCIAL STATEMENT --(Continued)
                             September 30, 1997

                                             1997
                                         ----------
Deferred tax liabilities :
 Depreciation                            $  33,000
Unrealized gain on investments              29,000
                                         ---------
 Total                                      62,000
Deferred tax assets:
 Net operating loss carryforwards          180,000
 Tax credit carryforwards                   35,000
 Alternate minimum tax paid credit          40,000
 Valuation allowance                      (155,000)
                                          ---------
 Total                                     100,000
                                          ---------
Net deferred tax assets                   $ 38,000
                                          =========

      The valuation allowance for deferred tax assets was increased by $48,000 for the year ended September 30, 1997 due to the expectation of Federal and State net operating loss carryforwards expiring unused.

     Significant components of the provision for income taxes are as follows:

                                             1997
                                          ---------
Current:
  Federal                                 $     --
  State                                         --
                                          --------
    Total current                               --
Deferred:
  Federal                                   16,000
  State                                      4,000
                                          --------
    Total deferred                          20,000
                                          --------
Total income tax expense *                $ 20,000
                                          ========
*)Excluding 1997 unrealized gain.

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:

                                        1997
                                       ------
Statutory rate                         (30)%
State income tax                        (9)
Non-deductible expenses                 15
Net operating loss                     (54)
Changes in valuation allowances         98
                                       ----
  Total                                 20%
                                       ====

                           INSTRUCTIVISION, INC.
                 NOTES TO FINANCIAL STATEMENTS --(Continued)
                           September 30, 1997

     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                               Federal                     State
                  -----------------------------------   --------------
Year of           Operating Loss    Investment Tax      Operating Loss
Expiration        Carryforward    Credit Carryforward   Carryforward
---------------   --------------  -------------------   --------------
2000                      --              1,000                --
2001                      --             34,000                --
2002                  249,000                --            77,000
2003                      --                 --            80,000
2004                  144,000                --                --
2006                   15,000                --                --
2008                   63,000                --                --
2009                   82,000                --                --
                    ---------        ----------         ---------
                    $ 553,000        $   35,000         $ 157,000
                    =========        ==========         =========

NOTE 11. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $151,359 in 1997 and $152,597 in 1996, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the years ended September 30th, are as follows:

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

                     INSTRUCTIVISION, INC.
           NOTES TO FINANCIAL STATEMENTS --(Continued)
                      September 30, 1997


NOTE 12. Extraordinary Item

     In August of 1996 the President of the Company since inception, passed away. During his tenure as president the Company maintained a $1,000,000 term life insurance policy on his life. The insurance proceeds have been reflected as an extraordinary item in the accompanying financial statements for the year ended September 30, 1996.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INSTRUCTIVISION, INC.
                                   Registrant

December 30, 1997                  Rosemary Comras
                                   President
                                   Principal Executive, Financial and
                                   Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature          Title and Capacity                  Date
----------------   ------------------                  --------

Rosemary Comras    President, Secretary/Treasurer      12/30/97

Thomas F.Koerner   Director                            12/30/97

Marcus Ruger       Director                            12/30/97

David Sousa        Director                            12/30/97