Form 10QSB
period 1997-12-31
INSTRUCTIVISION INC
filed 1998-02-17
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1997

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


                         YES [X]        NO [ ]


     As of December 30, 1997 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                        December 31, 1997
                           (unaudited)
                                                  December 31,
                                                      1997
                                                  ------------
                     ASSETS
Current assets
Cash                                              $    19,748
Investments                                           889,478
Accounts receivable - unaffiliated                    298,387
Accounts receivable - affiliated                           --
Inventory                                             199,379
Prepaid expenses                                           --
Deferred income taxes                                  10,000
                                                  -----------
 Total current assets                               1,416,992

Property and equipment at cost, less
 accumulated depreciation                             265,351
Other assets
Capitalized software - net of amortization            175,811
Deposits                                               13,125
Deferred income taxes                                   4,100
                                                  -----------
 Total other assets                                   193,036
                                                  -----------
 Total assets                                     $ 1,875,379
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $    41,880
Accrued expenses                                       69,536
Notes payable - current portion                        11,635
                                                  -----------
 Total current liabilities                            123,051
Notes payable, less current portion                    18,158
                                                  -----------
 Total liabilities                                    141,209
                                                  -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding      3,350
Additional paid-in capital                          1,425,218
Accumulated surplus                                   321,897
Unrealized gain on investments, net of income tax       7,605
                                                  -----------
 Total stockholder's equity                         1,758,070
                                                  -----------
 Total liabilities and stockholders equity        $ 1,899,279
                                                  ===========

[FN]
        See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended December 31, 1997 and 1996
                             (unaudited)

                                      December 31,   December 31,
                                         1997            1996
                                      ------------   ------------

Revenues
Net sales
 Products                             $   92,656     $    93,193
 Services - unaffiliated                 210,854          99,435
 Services - affiliated                                    24,638
                                      ----------     ------------
 Total sales                             303,510         217,266

Investment Income                         44,157          34,884
                                      ----------     ------------
 Total Revenues                          347,667         252,150

Costs and expenses
Cost of sales
   Products                               55,991          92,397
   Services - unaffiliated               127,724          84,938
   Services - affiliated                      --          21,046
                                     -----------     ------------
 Total cost of sales                     183,715         198,381

General and administrative expenses      119,372         122,811
Interest expenses                          2,045           5,468
                                     -----------     ------------
 Total costs and expenses                305,132         326,660
                                     -----------     ------------
Income (loss) before income taxes         42,535         (74,510)

Provision for income taxes                18,750         (16,000)
                                     -----------     ------------
Net income (loss)                     $   23,785         (58,510)
                                     ===========      ===========

Earnings per share                     $     .01           $(.02)
                                     ===========      ===========

[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
         For the Three Months Ended December 31, 1997 and 1996
                             (Unaudited)

                                          December 31, December 31,
                                              1997         1996
                                          -----------  ------------
Operating activities
Net income                                $   23,785   $  (58,510)
Adjustments to reconcile net income to
net cash provided by operatg.activities
Depreciation                                  28,268       28,305
Amortization of capitalized software          13,976       11,160
Deferred income taxes                             --      (16,000)
Changes in operating assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                               14,392       28,377
 - affiliated                                 44,107       (1,306)
De(In)crease in inventory and prepaid
  expenses                                     5,994       39,327
Decrease in accounts payable and
accrued expenses                             (40,791)     (53,606)
                                          -----------  -----------
Net cash provided by operating activities     89,761      (22,253)

Investing Activities
Additions to Investments                     (44,157)    (902,460)
Additions to capitalized software             (8,925)          --
Purchases of property, plant & equipment      (4,480)     (33,363)
                                          -----------  -----------
Net cash utilized in investing activities    (57,562)    (935,823)

Financing activities
Payment from shareholder advances             (2,000)          --
Principal payment on credit lines,notes
payable and capital lease obligations        (12,088)     (45,794)
                                          -----------  -----------
Net cash utilized by financing activities    (14,088)     (45,794)
Decrease in cash                              18,111   (1,003,870)
Cash at beginning of year                      1,637    1,007,906
                                          -----------  -----------
Cash at end of year                       $   19,748    $   4,036
                                          ===========  ===========
Supplemental disclosure of cash flow information:

                                   December 31,  December 31,
                                      1997            1996
                                   -----------   -------------
Cash paid during the year for
Interest                           $  2,045      $     5,468

[FN]
      See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 1997
                              (unaudited)
Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the periods ended December 31, 1997 and 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
     -----------------------------------------------------------

1. Material Changes in Financial Condition:

    The working capital ratio as of December 31, 1997 was 8.7 : 1 as compared to 7.7 : 1 as of December 31, 1996.

2. Material Changes in Results of Operations:

    For the quarter ended December 31, 1997, the Company had revenues of $347,667 as compared to $252,150 in the quarter ended December 31, 1996. The Company's sales backlog was approximately $155,000 on December 31, 1997, principally from video production orders, as compared to $92,000 for the quarter ended December 31, 1996.

    The Company experienced an operating profit of $42.545 for the quarter ending December 31, 1997, as compared to a loss of $74,510 in December 31, 1996, and a loss of $52,013 in the 1995 quarter.
Management attributes the profit to increased video production business from one corporate customer.

    Revenues from software and textbooks show a continuing decrease from the previous years. For the quarter ended December 31, 1997 sales of these products were 21% less than the same quarter in 1996 and 37% less than the 1995 quarter. Video production revenues rose during the quarter ended December 31, 1997 by 112% over the quarter ended December 31, 1996 and 100% over the 1995 quarter.

                           SIGNATURE


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

February 16, 1998                  Rosemary Comras
                                   President and
                                   Chief Accounting Officer