Form 10QSB
period 1998-03-31
INSTRUCTIVISION INC
filed 1998-05-15
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998

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

(973) 992 9081
--------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     As of March 31, 1998 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         March 31, 1998
                           (unaudited)
                                                    March 31,
                                                       1998
                                                   -----------
                      ASSETS
Current assets
Cash                                               $    10,551
Investments                                            936,718
Accounts receivables                                   246,587
Inventory                                              198,238
Prepaid expenses                                         9,459
Deferred income taxes                                   10,000
                                                   -----------
 Total current assets                                1,411,553

Property and equipment at cost, less
 accumulated depreciation                              290,802

Other assets
Capitalized software - net of amortization             175,046
Deposits                                                13,125
Deferred income taxes                                   15,984
                                                   -----------
 Total other assets                                    494,957
                                                   -----------
 Total assets                                      $ 1,906,510
                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                   $    51,280
Accrued expenses                                        26,613
Notes payable - current portion                         11,635
                                                   -----------
 Total current liabilities                              89,528

Notes payable, less current portion                      5,726
                                                   -----------
 Total liabilities                                      95,254
                                                   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding       3,350
Additional paid-in capital                           1,425,218
Accumulated surplus                                    333,915
Unrealized gain on investments, net of income tax       48,773
                                                   -----------
 Total stockholder's equity                          1,811,256
                                                   -----------
 Total liabilities and stockholders equity         $ 1,906,510
                                                   ===========

[FN]
           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Six Months Ended March 31, 1998 and 1997
                             (unaudited)

                                       March 31,       March 31,
                                         1998            1997
                                      ------------   ------------

Revenues
Net sales
 Products                             $  199,579     $   199,326
 Services - unaffiliated                 450,625         299,527
 Services - affiliated                        --          38,124
                                      -----------    ------------
 Total sales                             650,204         536,977

Investment Income                         49,314          39,226
                                      -----------     -----------
 Total Revenues                          699,518         576,203

Costs and expenses
Cost of sales
   Products                              114,044         169,183
   Services - unaffiliated               345,278         202,581
   Services - affiliated                      --          25,038
                                      -----------     -----------
 Total cost of sales                     459,322         396,802

General and administrative expenses      226,304         258,910
Interest expenses                          1,989           7,790
                                      -----------     -----------
 Total costs and expenses                687,615         663,502
                                      -----------     -----------
Income (loss) before income taxes         11,903         (87,299)

Provision for income taxes                    --         (18,000)
                                      -----------     -----------
Net income (loss)                     $   11,903      $  (69,299)
                                      ===========     ===========
Earnings per share                     $   .01           $(.02)
                                      ===========     ===========


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                           March 31,      March 31,
                                             1998            1997
                                           ----------     ----------
Revenues
Net sales
 Products                                  $ 106,923      $ 106,133
 Service - unaffiliated                      239,771        200,092
         - affiliated                             --         13,486
                                           ----------     ----------
TotaL sales                                  346,694        319,711

Investment income                              5,157          4,342
                                           ----------     ----------
  Total revenues                             351,851        324,053

Costs and expenses:
Cost of sales
 Products                                     58,053         76,786
 Services - unaffiliated                     217,554        117,643
          - affiliated                            --          3,992
                                           ----------     ----------
Total cost of sales                          275,607        198,421

General and administrative expenses          106,932        136,099
Interest expenses                               ( 56)         2,322
                                           ----------     ----------
Total costs and expenses                     382,483        336,842
Income(loss) before income taxes             (30,632)       (12,789)
Provision for income taxes                   (18,750)        (2,000)
                                           ----------     ----------
Net loss                                   $ (11,882)     $ (10,789)
                                           ==========     ==========
Earnings (loss) per share                    $ (.01)        $ (.01)
                                           ==========     ==========


         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Six Months Ended March 31, 1998 and 1997
                             (Unaudited)
                                            March 31,     March 31,
                                               1998          1997
                                           ----------    -----------
Operating activities
Net income                                 $   11,903    $  (69,299)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                   53,244        56,613
Amortization of capitalized software           21,882        26,280
Deferred income taxes                          12,016       (18,000)
Changes in operating assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                               110,249       (45,198)
 - affiliated                                      --       (24,224)
De(In)crease in inventory and prepaid
  expenses                                     (2,344)       68,537
Decrease in accounts payable and
accrued expenses                              (74,313)      (31,835)
                                           -----------   -----------
Net cash provided by operating activities     132,637       (37,126)

Investing Activities
Additions to Investments                      (26,330)     (856,754)
Additions to capitalized software             (16,066)      (12,504)
Purchases of property, plant & equipment      (54,807)      (37,498)
                                           -----------   -----------
Net cash utilized in investing activities     (97,203)     (906,756)

Financing activities
Payment from shareholder advances              (2,000)           --
Principal payment on credit lines,notes
payable and capital lease obligations         (24,520)      (61,899)
                                           -----------   -----------
Net cash utilized by financing activities     (26,520)      (61,899)
Decrease in cash                                8,914    (1,005,781)
Cash at beginning of year                       1,637     1,007,906
                                           -----------   -----------
Cash at end of year                        $   10,551    $    2,125
                                           ===========   ===========
Supplemental disclosure of cash flow information:

                                     March 31,      March 31,
                                       1998            1997
                                    ----------      ----------
Cash paid during the year for
Interest                            $  1,989        $    7,790
Income taxes                             175            30,000

[FN]
      See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           March 31, 1998


Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended March 31, 1998 and 1997.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

1. Material Changes in Financial Condition:

    The working capital ratio as of March 31, 1998 was 6.3 : 1 as compared to 7 : 1 as of March 31, 1997.

2. Material Changes in Results of Operations:

    For the six months ended March 31, 1998, the Company had revenues of $699,518 as compared to $576,203 for the same period ended March 1997 and $543,512 in 1996. Pre-tax earning (loss) for each of the six months ended March 31, 1998, 1997, and 1996 were $11,903, $(69,299), and $(66,514), respectively. The Company's sales backlog was approx-imately $165,000 on March 31, 1998, principally from video production orders, as compared to $155,000 for the quarter ended March 31, 1997.

    The Company incurred a loss of $11,882 for the quarter ending
March 31, 1998, as compared to a loss of $10,789 on March 31, 1997 and $14,501 in 1996. Management attributes the loss to higher video production expenses.

    Total revenues for the quarter ended March 1998 increased 8% over the same quarter in 1997. The increase was attributable to the increase in corporate video production, while sales to schools remained at the same level as the previous year. Cost of sales on products have decreased from 85% of sales in 1997 to 57% of sales in 1998. At the same time cost of operating the video production services increased from 67% to 76% of revenues. Management believes that it will incur lower video production costs in the future due to its recent purchase of new video equipment to eliminate the need for equipment rental. Capital equipment purchases were $54,000 for the quarter ended March 31,1998.

    A mild winter produced lower utilities, snow removel and related seasonal expenses, which helped reduce G & A expenses by 20% from the same period last year.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 15, 1998                       Rosemary Comras
                                   President and
                                   Chief Accounting Officer