Form 10QSB
period 1998-06-30
INSTRUCTIVISION INC
filed 1998-08-14
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

                         YES [X]        NO [ ]

     As of June 30, 1998 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----

Part I:     Financial Statement

            Balance Sheets at June 30, 1998           4


            Statement of Operations for the nine      5
            months ended June 30, 1998 and 1997

            Statement of Operations for the three     6
            months ended June 30, 1998 and 1997

            Statement of Cash Flows for the nine      7
            months ended June 30, 1998 and 1997

            Notes to interim Financial Statements     8

Part II:    Management's discussions and analysis     9
            of financial condition and results of
            operations.

Signature                                            10

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         June 30, 1998
                           (unaudited)
                                                   June 30,
                     ASSETS                          1998
                                                  -----------
Current assets:
Cash                                              $   25,309
Investments                                          861,625
Accounts receivables                                 306,131
Inventory                                            184,444
Prepaid expenses                                      10,188
Deferred income taxes                                 10,000
                                                  -----------
 Total current assets                              1,397,697
Property and equipment at cost, less
  accumulated depreciation                           271,476
Other assets
Capitalized software - net of amortization           184,129
Deposits                                              13,125
Deferred income taxes                                 39,252
                                                  -----------
 Total other assets                                  236,506
                                                  -----------
 Total assets                                     $1,905,679
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                  $   73,237
Accrued expenses                                      44,220
Notes payable - current portion                        7,418
                                                  -----------
 Total current liabilities                           129,875
Notes payable, less current portion                    7,955
                                                  -----------
 Total liabilities                                   124,875
                                                  -----------
Stockholder's equity:
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                         1,425,218
Accumulated surplus                                  285,319
Unrealized gain on Investments                        58,962
                                                  -----------
 Total stockholder's equity                        1,772,849
                                                  -----------
 Total liabilities and stockholders equity        $1,905,679
                                                  ===========

       See accompanying notes to financial statements
Page 4

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
          For the Nine Months Ended June 30, 1998 and 1997
                           (unaudited)
                                        June 30,      June 30,
                                          1998          1997
                                      -----------    ------------
Revenues
Net sales
 Products                             $  269,190     $   287,499
 Services - unaffiliated                 676,149         472,538
 Services - affiliated                       --           71,100
                                      -----------    ------------
 Total sales                             945,339         831,137

Investment Income                         67,797          43,735
                                      -----------    ------------
 Total Revenues                        1,013,318         874,872

Costs and expenses
Cost of sales
   Products                              192,902         235,595
   Services - unaffiliated               526,851         330,571
   Services - affiliated                     --           31,238
                                      -----------    ------------
 Total cost of sales                     719,753         597,404

General and administrative expenses      352,147         381,420
Interest expenses                          2,111           9,404
                                      -----------    ------------
 Total costs and expenses              1,074,011         988,228
                                      -----------    ------------
Income (loss) before income taxes        (60,693)       (113,356)

Provision for income taxes               (24,000)        (25,000)
                                      -----------    ------------
Net income (loss)                     $  (36,693)     $  (88,356)
                                      ===========    ============
Earnings per share                     $ ( .01)         $ ( .03)
                                      ===========    ============

         See accompanying notes to financial statements
Page 5

                        INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
       For the Three Months Ended June 30, 1998 and 1997
                           (unaudited)

                                     June 30, 1998   June 30, 1997
                                     -------------   -------------
Revenues
Net sales
 Products                            $   69,611       $    88,173
 Services - unaffiliated                225,524           173,011
 Services - affiliated                      --             32,976
                                     -----------      ------------
Total Sales                             295,135           294,160

Investment income                        18,665             4,509
                                      ----------      ------------
Total revenues                          313,800           298,669
Costs and expenses
Cost of sales
 Products                                78,858           66,412
 Services - unaffiliated                181,573          127,990
 Services - affiliated                                     6,200
                                     -----------      -----------
Total cost of sales                     260,431          200,602
General and administrative expenses     125,843          122,510
Interest expenses                           122            1,614
                                     -----------      -----------
Total costs and expenses                386,396          324,726
                                     -----------      -----------
Income (loss) before income taxes       (72,596)         (26,057)
Provision for income taxes              (24,000)          (7,000)
                                      ----------      -----------
Net income (loss)                       (48,596)         (19,057)
                                     ===========      ===========
                                                       less than
Earnings per share                       (.01)            (.01)
                                     ===========      ===========

See accompanying notes to financial statements

Page 6

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
               For the Nine Months Ended June 30, 1998 and 1997
                                (Unaudited)
                                             June 30,    June 30,
                                               1998        1997
                                           -----------  ------------
Operating activities
Net income                                 $  (36,693)  $   (88,356)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                   78,120        85,197
Amortization of capitalized software           29,758        39,286
Deferred income taxes                         (11,252       (25,000)
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                                50,705       (32,706)
 - affiliated                                     --         (5,125)
De(In)crease in inventory & prepaid expenses   10,721        63,010
Decrease in accounts payable and accrued
expenses                                      (34,749)      (59,197)
                                            ----------   -----------
Net cash provided by operating activities      86,610       (22,891)

Investing Activities
Decrease(Additions) to Investments             58,952      (827,264)
Additions to capitalized software             (33,025)      (12,504)
Purchases of property, plant & equipment      (60,357)      (69,901)
                                            ----------   -----------
Net cash utilized in investg. activities      (34,430)     (909,669)

Financing activities
Proceeds from shareholder advances             (2,000)          --
Principal payment on credit lines,notes
payable and capital lease obligations         (26,508)      (73,085)
                                            ----------   -----------
Net cash (utilized) provided by
financing activities                          (28,508)      (73,085)
Decrease in cash                               23,672    (1,005,645)
Cash at beginning of period                     1,637     1,007,906
                                           -----------  ------------
Cash at end of period                      $   25,309   $     2,261
                                           ===========  ============
Supplemental disclosure of cash flow information:
                                   June 30,      June 30,
                                     1998          1997
                                   ---------    ---------
Cash paid during the year for
Interest                           $ 2,111       $ 9,404
Income taxes                            --        30,000
Page 7

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                              June 30, 1998
                               (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the nine months ended
June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended June 30, 1998 and 1997.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

    For the nine months ended June 30, 1998, the Company had revenues of $1,013,318 as compared to $874,872 for the same period ended
June 30, 1997 and $829,923 for 1996. Revenues from video production services have experienced an increase in each of the three previous quarters. The Company recorded a net loss of $36,693, or $.01 per share, for the nine months ended June 30, 1998 compared to a loss of $88,356 or $.03 per share in the prior year.

    Revenues from school products were $69,611 for the quarter ended June 30, 1998 compared to $88,173 for the quarter ended
June 30, 1997 and $120,017 for the same quarter in 1996. The Company attributes the drop in sales to the elimination of the New Jersey Early Warning Test and High School Proficiency Test. The tests are being replaced in 1999 with new tests called Grade 8 Proficiency Assessment (GEPA) and High School Proficiency Assessment (HSPA), respectively. The Company is developing new test preparation material for GEPA and HSPA, which are expected to be ready for shipment in the Fall of 1998.

      During the quarter ended June 30, 1998 the Company experienced a 25% increase in video production revenue over the same quarter in 1997. Pending orders for video production services on June 30, 1998 were approximately $90,000. Revenues from educational sales for the quarter ending June 30, 1998 were 20% below the same period in 1997.

      Cost of sales for the three months ended June 30, 1998 were $260,431 as compared to $200,602 in 1997 and $203,006 in 1996.

     The Company reported a loss before taxes of 12% of revenues for the nine months ended June 30, 1998. Net loss before taxes for the nine month period was $60,693 compared to $113,356 in the same period in 1997 and $97,919 in June 1996.

     The Company's current lines of educational software products are not date sensitive and will therefore not be adversely affected when the year 2000 arrives. The Company is working to resolve any potential impact of the year 2000 on its computerized record keeping system to ensure continued accurate information processing. Management believes that the cost of addressing and correcting the issue will not have a material impact on the Company's operation or finances and will be resolved in a timely manner.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

August 10, 1998                    Rosemary Comras
                                   President