Form 10KSB
period 1998-09-30
INSTRUCTIVISION INC
filed 1998-12-31
CIK 770183

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1998

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

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 30, 1998, was $525,950 based on the over-the-counter closing bid price of $.157 per share on December 30, 1998.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 30, 1998 was 3,350,000.

                            PART I

ITEM 1. BUSINESS
----------------
The Company
------------
     Instructivision, Inc. (the "Company") is a multimedia publishing and production company that develops educational software, video tapes, and related workbooks, and instructional video tapes for businesses, principally for employee training, public relations and product advertisement. Educational products, which accounted for approximately 28% of the Company's sales in fiscal 1998, are sold to middle and high schools throughout the United States to prepare students for basic skills, high school graduation and college admissions tests.

     The Company also produces educational software and textbooks for other publishers under royalty agreements and/or fixed fee contracts. Royalties accounted for approximately 10% of educational revenues in 1998.

     The Company owns a video production studio and post-production facility in which it creates video programs for schools and industry. Corporate clients use the Company's video services to create employee orientation videos, medical information, product introductions and infomercials. The Company's services include script writing, on-location and studio recording, audio recording, digital and analog editing, graphics animation, print, CD-ROM recording and duplication services. Corporate video production sales now account for approximately 72% of the Company's revenues.

Background
----------
     The Company, a New Jersey corporation, was established in 1981 to develop and market multi-media educational products principally for high school students preparing for college entrance tests. The Company's school products currently include workbooks, computer software and video programs for high school and middle school students, and instructional video tapes for teachers, administrators and parents.

    Effective October 1, 1998, with limited exceptions the Company's educational products are being marketed exclusively by Queue, Inc. (see "Marketing" below).

     In 1986, the Company built a video production studio and postproduction facility to produce instructional video tapes for its own distribution and to service the corporate and advertising community in central New Jersey.

Current Activities
------------------
1. Commercial video production

     The Company's video production facility is located on a busy highway between Rt 80 in the North and Rts 78 and 287 to the South, in central
New Jersey. The Company seeks out large and mid-sized companies who utilize video as a tool for employee orientation, meetings, product training, and advertising.

     The Company's full service video production facility consists of a studio, two interformat digital editing suites, one non-linear editing room, audio recording, animation and graphics equipment.

2. Educational video tapes, software and workbooks:

     The Company's software products are available for MS-Dos, Windows and Macintosh formats. Individual products are priced from $89 for single computer use to $1100 for site and network licenses. Workbooks are generally priced from $6 to $10/ea. The Company sells its video tapes for $39 - $350/ea. The principal educational products sold during the fiscal year ended September 30, 1998 were as follows:

     HSPT SUCCESS, EWT SUCCESS, PRE-HSPT consist of a series of software, textbooks and video tapes sold to middle and high schools in New Jersey. The State of New Jersey has since 1986 mandated that all students in public high schools must pass a basic skills test. In 1991 the State's Department of Education introduced an "Early Warning Test" for students entering high school. The Company introduced its first
High School Proficiency test preparation material in 1987 and has updated and revised it since then to conform to changes in format and types of questions.

    In February 1998, the New Jersey Department of Education announced new tests for 4th (ESPA), 8th (GEPA), and 11th grade students (HSPA) which will replace the current HSPT and EWT in 1999-2000. The proposed change in test format greatly reduced sales of existing material in fiscal 1998 as schools were waiting for new products.

    The Company completed new text books for the Grade Eight Proficiency Assessment (GEPA) in Mathematics and Language Arts in October 1998 and is scheduled to have new GEPA software and several HSPA products ready for publication before implementation of the new tests in October 1999.
The New Jersey test preparation materials account for approximately 15% of the Company's sales. The Company participates in local and state conventions and educational fairs to promote its products.

    The Company produces SAT and ACT software and video products which are sold nationally to high school administrators by the National Association of Secondary School Principals (NASSP), and Queue, Inc., the Company's exclusive distributor. The first multimedia SAT test preparation video course produced by the Company was published in 1983 by the NASSP. In 1984, it won the prestigious Cable Network's ACE award for excellence in educational broadcasting. The current test preparation material consists of the following titles: Improving College Admission Test Scores on the ACT, SAT Excellerator (workbooks and software), ACT Excellerator (workbooks and software), SAT EDGE (video course with workbooks), Improving Students' College Admission Test Scores on the SAT and ACT videos for teachers, and a CD ROM program to be completed in December 1998. The Company receives a royalty of 15 - 33% on NASSP's gross sales. The Company pays the NASSP a royalty of 20 - 30% on such products sold by the Company.

    In 1995 the Company entered the Florida high school test market with programs similar to the New Jersey products. The HSCT SUCCESS series of software and textbooks prepare students for the Florida minimum basic skills tests. These products are being distributed through Southern Media Systems, a marketing group based in Florida. Revenues from the sale of the Company's products in Florida were approximately 4% of the Company's gross sales for the fiscal year ended September 30, 1998.

     The Company publishes a software program, LEAP Success in Mathematics for the Louisiana Educational Assessment Program, a test which Louisiana high school seniors must pass to receive their diploma. A software program entitled LEAP Success in Language Arts is scheduled for release in 1999.

     Some of the Company's video tapes are marketed under the trade name Inservice Video Network to school administrators and educators.
The Company has an agreement with the NASSP under which the NASSP receives a royalty of 15% on annual net sales of the products (gross sales less returns and royalties paid to the authors). The Company has published over 85 video tapes since 1986. The authors of the individual tapes receive royalties of 5-12% from the sales of their respective tapes. Revenues from the sale of these products were approximately 5% of the Company's sales in fiscal 1998.

    Other programs published by the Company consist of the following: a video tape entitled THE FROG: INSIDE-OUT, software programs MASTERING THE GED, STUDY SKILLS FOR SUCCESS, video programs for elementary school teachers, KEY IT IN - a two part calculator practice textbook, and WORKLINK, a school-to-work resume builder. Revenues from these programs account for less than 3% of the Company's sales.

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

c) Other Revenues
-----------------
     The Company receives a royalty of 1.5% to 3% from Steck-Vaughn Company as author of components of TEST BEST, a workbook series published since 1991. Revenues from the product during the fiscal year ended September 30 1998 were approximately $51,000.

Research and Development
-----------------------
    The Company does not separately account for research and development costs but estimates that on average such costs are not a material portion of cost of sales.

New Products
------------
    The Company's new projects under development are:

    GEPA SUCCESS software programs for Mathematics and Language Arts; these products will replace the EWT SUCCESS series. The Windows and Macintosh versions are expected to be completed in March 1999.

    HSPA SUCCESS in Mathematics and Language Arts Literacy; books and software are being developed for publication by summer 1999.

    LEAP SUCCESS in Language Arts, a test preparation software package for students taking the Louisiana basic skills test. The mathematics software program was completed in November 1997.

    The Company is developing a CD ROM version of the SAT EDGE program for students preparing for the SAT. The product is scheduled to be completed in spring 1999.

     The Company plans to produce new video tapes during fiscal 1999.

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

    The Company's video production facility offers competitive rates consistent with the area's market. The Company plans to enter the DVD market because it believes this media results in a sharper picture display and audio performance on a computer monitor, than standard CD-ROM display, which will increase demand for the product in the near future.

Marketing
---------
     The Company's products are sold in highly competitive markets. The school publishing industry is dominated by Fortune 100 companies who have superior marketing resources and advertising funds. The Company has been successful in providing other publishers with quality products on a fee plus royalty basis. However, revenues from such products will decrease as the products reach obsolescence.

     The Company has agreements with the NASSP to share in the marketing of several of its educational programs. The Company receives a royalty of 15% to 35% from the sale of the programs.

     The Company has entered into a Distribution Agreement with Queue, Inc., effective October 1, 1998. Pursuant to the Distribution Agreement, with limited exceptions Queue, Inc. acts as the exclusive distributor of the Company's educational products. In general, the Company receives 45% to 65% of Queue, Inc.'s net revenues (as defined) from sales of these products, except that the Company receives 25% of sales of new products (as defined) developed by Queue, Inc. based on the Company's products.

Queue Inc. will warehouse the products and provide technical support and customer service, and will manufacture CD-ROMs, floppy disks, and related manuals. The Distribution Agreement has an initial term of ten years, but is cancelable by either party on a year's notice.

Seasonality of the Business
---------------------------
     The educational marketplace is subject to seasonal fluctuations in its business which correlate to the traditional school year. 50% of the Company's educational product sales are realized during the fourth quarter of its fiscal year. Revenues from video production services have in the past not been affected by season, thereby providing year-round cash flow for the Company.

Employees
---------
     The Company had 10 full-time employees at September 30, 1998.
The Company's full time staff includes video engineers, editors, a software programmer, video production sales staff, and administrative personnel.
The Company does not believe that the departure of any particular employee would have a long term adverse effect on the Company's operations.

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

     A portion of the Company's products is marketed under the Company's name of Instructivision. The Company has been denied trademark protection by the U.S. Patent and Trademark Office for this name because, in the view of the examiners, the Company's name is not easily distinguishable from a registered trademark belonging to a Canadian firm. The Company does not believe that the absence of trademark protection for its name will cause any marketing difficulties for its products. Nevertheless, the Company cannot rule out the possibility of having the use of its name challenged and/or having to change its name. The Company may not have the resources to successfully defend an infringement action. Should the Company be required to change its name or adopt another name for marketing purposes, the cost of such change or adoption is presently un-determinable.

     Some of the Company's video programs are marketed under the trade name INSERVICE VIDEO NETWORK, and VIDEO WORKSHOP.

Backlog
-------
    The Company's sales backlog at September 30, 1998 consisted of contractual video production obligations to be filled over the next 45 days of approximately $70,000 and orders for computer software and books in the amount of $50,000.

Competition
-----------
     The market for test preparation material is highly competitive, characterized by continual change in technology, and dominated by certain large corporations. The Company's competitors include ACT, College Board Curriculum Associates, ETS, Educational Design, Hartcourt-Brace, Kaplan, Peterson, and Steck Vaughn. These competitors have more industry experience, and larger manufacturing, marketing, and servicing capabilities than the Company. There already is a large number of software, video and CD-ROM programs directed at preparing students for the SAT and ACT on the market.

     The Company competes with other video production companies producing commercials and instructional video programs in the central
New Jersey area. Many large corporations have their own inhouse production capabilities. Corporations, in seeking to reduce operating costs, exert pressure on suppliers and vendors for price reductions and lower bids on video productions. The recent introduction of lower priced non-linear PC video editing equipment has enabled some of the Company's previous customers to purchase their own video editing equipment.

     The Company plans to continue competing in the multimedia educational market on the basis of its previous experience in developing test preparation software and video tapes and its ability to integrate video, audio and software production to a wide range of new applications: CD-ROM, DVD, and the internet.

ITEM 2. Property
----------------

     The Company's offices, teleproduction studio and software production facilities are housed in approximately 7,300 sq.ft. of leased office space at 3 Regent Street, near a major highway in Livingston, New Jersey. The monthly rent as of September 30, 1998 was $9,133.75. The lease will expire on June 30, 2001. Under the lease, the Company is responsible for insurance, maintenance, property taxes and other costs of occupancy. The Company believes that the space will meet its needs for the foreseeable future and would accommodate a significant increase in its business.

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

Fiscal year ended                         Common Stock
                                          High     Low
------------------------------            ----     ---
1997

First Quarter                            .33     .25
Second Quarter                           .33     .25
Third Quarter                            .33     .25
Fourth Quarter                           .33     .25
1998
First Quarter                            .25     .15
Second Quarter                           .25     .15
Third Quarter                            .25     .15
Fourth Quarter                           .25     .15

     At December 30, 1998 management believes that the approximate number of beneficial holders of the Company's Common Stock was 250. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 30, 1998 the Company's transfer agent advised that there were 199 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. As of March 1, 1992 the Company's stock is no longer traded on the NASDAQ system.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.
-------------------------------------------------------------------

     Total sales for fiscal 1998 were $1,256,463, an increase of $111,589 or 10% as compared to $1,144,874 for fiscal 1997. Revenues from video production services showed an increase of 55% in 1998 over the previous year while educational sales declined 31% during the same period.

     Educational product sales were $350,086 for the year ended
September 30, 1998, a decline of 31%, compared to $504,112 for fiscal 1997. The decline was due to the phase-out of the New Jersey high school proficiency test (HSPT) and early warning test (EWT) which in 1999 are being replaced with a new HSPA and GEPA tests. The Company is developing products for the new tests, the first of which are textbooks for GEPA published in October 1998.

    The new GEPA tests will first be administered to all New Jersey
8th grade students in March 1999. On September 30 1998, the Company had backorders for new test preparation books and software material in the amount of approximately $50,000.

     Video production showed an increase in gross sales of 55%. Revenue for fiscal 1998 were $906,377 as compared to $640,762 in fiscal 1997. Operating costs for video production have increased from 68% to 82% of sales during the same period. Management believes that video production profit margins are being adversely affected by a variety of factors, including but not limited to increased competition from low cost digital computer editing systems (Media 100 and AVID), and the corporate customers' need to reduce costs by demanding lower production rates through competitive bidding. Technology changes require constant upgrades of existing equipment, which, together with increasing payroll insurance costs, have contributed to higher cost of sales.

    The Company entered into a Distribution Agreement with Queue, Inc. effective October 1, 1998. Management believes this agreement will allow the Company to concentrate its resources in the development of products for publication and to benefit from an expanded distribution network.

    General and administrative expenses declined in fiscal 1998 from the previous year. G&A expenses were $448,262 compared to $521,493 in 1997. The Company expects that by eliminating warehousing, distribution and customer support costs for the educational products pursuant to the Queue, Inc. Distribution Agreement, the selling and administrative expenses can be further reduced in fiscal 1999.

    On September 30, 1998 the Company's investment portfolio had a market value of $724,767 compared to $905,485 at the end of September 1997. The Company invests approximately 75% of its cash reserves in growth mutual funds with the balance in a government securities mutual fund.

    Cash provided by operating activities will continue to be the primary source of operating funds. The Company utilizes income from its securities portfolio for operating funds and capital equipment purchase.

     Accounts receivable were $375,685 and $356,836, respectively for the years ended September 30, 1998 and 1997. The increase in accounts receivable level was due to the billing of a large corporate video contract which was completed in September of approximately $112,000.

     Management believes that the Company's cash and marketable securities position, along with funds generated from operating activities will be sufficient to meet cash requirements for the foreseeable future.

     Management reports that its educational software products are not date sentitive and are therefore y2k compliant. The Company administrative and accounting software have been updated for year 2000 application.


ITEM 7.  Financial Statements and Supplementary Data
----------------------------------------------------
See attached Financial Statements.


ITEM 8. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
None

                            PART III
                            --------

ITEM 9. Directors and Executive Officers of Registrant
-------------------------------------------------------

     The executive officers and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras     58   President, Secretary/Treasurer and
Marcus Ruger        67   Director
Dale Spaulding      58   Director
David Sousa         58   Director

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

    Dr. Dale Spaulding was elected as director at the last Stockholder's meeting on April 23, 1998 to replace Dr. Koerner who resigned for personal reasons. Dr Spaulding was employed as principal of the Lampeter-Strasburg High School District from July 1973 till September 1997. Dr Spaulding served as President of the NASSP from 1993 to 1994 and as member of the Board of Directors of the Internationl Confederation of Principals from 1993 to 1996. Dr. Spaulding will devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 1998 to serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 10.  Executive Compensation
--------------------------------

     The following table sets forth information concerning the com-pensation paid to Rosemary Comras, the Company's Chairman of the Board, President, and Chief Executive Officer, during each of the last three fiscal years. There are no excecutive officers of the Company for whom total annual salary and bonus exceeds $100,000.

                         Fiscal     Salary              Other
                         year                      Compensation(1)
-------------            ------    ---------       ---------------
Rosemary Comras,         1997      $75,000             $ 3,780
Chairman of the Board    1998       82,027               3,900
President and CEO

(1) Compensation consists of reimbursement of health insurance premiums.

     The Company has a three year employment agreement with Rosemary Comras, President and Secretary/Treasurer of the Company, which commenced September 1, 1996, for an annual salary of $75,000, which increases to $78,500 on September 1, 1997, and $83,000 on September 1, 1998. In addition Ms. Comras receives a cash bonus of 2.5% of the Company's net profit before taxes.

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

Compensation of Directors
-------------------------
     Outside directors receive $500 for each board meeting and $100/hr. for participation in committees or as consultants to the Company, and are reimbursed for the reasonable out-of-pocket expenses incurred in connection with the performance of their services as directors.


ITEM 12.  Security ownership of certain beneficial owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

Name and address of    Amount and Nature of        Percentage of
Beneficial Owner       Beneficial Ownership        Ownership
-------------------    --------------------        -------------

Rosemary Comras               1,100,000                33%
14 Tilden Drive
East Hanover NJ

Rosemary Comras                 975,000                29%
ITF Kevin Comras and
Joann Doniloski

Marcus C. Ruger                      --                 --
3131 South Vaughn Way
Aurora CO

Dale Spaulding                       --                 --
301 West Hillcrest Ave
Strasburg PA

David Sousa                       6,000                 --
729 Belvidere Avenue
Plainfield NJ
--------------------------------------------------------------
All officers and directors
as a group (4 persons)        2,081,000                 62%

ITEM 12. Certain relationships and related transactions
-------------------------------------------------------

none

                         PART IV
                         -------

ITEM 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------
(a) 1. Financial Statements
    2. Schedules
(b) Reports on Form 8-K
    none
(c) Exhibits required by Item 601(b) of Regulation 5-K:
1.1   Form of Common Stock(A)
1.2   Form of Warrant Agreement (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed. (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Selling Agreement (B)
1.4   Form of Agreement among Underwriters (B)
1.5.  Form of Representative's Stock Purchase Options (B)
1.6    Selling Security Holder's Options (H)
3.1    Certificate of Incorporation of the Registrant (A)
3.2    Certificate of Amendment to the Certificate of Incorporation (A)
3.3    Certificate of change to the Certificate of Incorporation  (A)
3.4    By-Laws of the Registrant (A)
10.2   Contract of Employment with Rosemary Comras (A)
10.2a  Renewal of Employment Contract with Rosemary Comras (O)
10.2b  Renewal of Employment Contract with Rosemary Comras (P)
10.3   Memorandum of Agreement with the NASSP (A)
10.4   Memorandum of Agreement with the NASSP and CBS Software (A)
10.5   Memorandum of Agreement with the NASSP (Achievment Tests) (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT) Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)

10.16b Amendment No. 2 to Lease (O)
10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Jay and Rosemary Comras (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)
10.23  Distribution Agreement with Queue, Inc. (Q)
(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B)    Incorporated by reference, filed with Pre-Effective Amendment
       No. 2 of the Company's Registration Statement, File No.
       2-98176-NY on or about July 18 1985
(C)    Incorporated by Reference, filed with form 8-K, on August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by Reference, filed with Form 8-K on August 12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by Reference, filed with Form 10-K on Jan. 13, 1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994
(P)    Filed with From 10-K on December 30, 1996
(Q)    Filed herewith

               REPORT OF INDEPENDENT AUDITORS


Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 1998, and the results of its operations and its cash flows for the years ended September 30, 1998, and 1997 in conformity with generally accepted accounting principles.



                                 STANLEY J. MORIN & ASSOCIATES, P.C.


Cedar Knolls, New Jersey
December 24, 1998

                        INSTRUCTIVISION, INC
                           BALANCE SHEET
                         September 30, 1998

                                                 1998
                                              -----------
Current assets
Cash                                          $   11,610
Accounts receivable                              375,685
Investments                                      724,767
Inventory                                        161,182
Prepaid expenses                                  16,139
Deferred income taxes                              7,500
                                              ----------
 Total current assets                          1,296,883

Property and equipment at cost, less
 accumulated depreciation                        229,970

Other assets
Capitalized software - net of amortization       175,840
Deposits                                          13,125
Deferred income taxes                             49,500
                                              ----------
 Total other assets                              238,465
                                              ----------
 Total assets                                 $1,765,318
                                              ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                              $   87,299
Accrued expenses                                  61,482
Notes payable - current portion                    7,301
                                              ----------
 Total current liabilities                       156,082
Notes payable, less current portion                6,684
                                              ----------
 Total liabilities                               162,766
                                              ----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares issued
and outstanding                                    3,350
Additional paid-in capital                     1,425,218
Accumulated earnings                             162,736
Unrealized gain on investment, net
 of income tax                                    11,248
                                              ----------
 Total stockholder's equity                    1,602,552
                                              ----------
 Total liabilities and stockholders equity    $1,765,318
                                              ==========

[FN]
          See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
         For each of the Two Years ended September 30, 1998

                                           1998         1997
                                       ----------    ----------
Revenues
Net sales: Products                    $  350,086    $  504,112
           Services-unaffiliated          906,377       585,695
           Services-affiliated                 --        55,067
                                        _________     _________
 Total revenues                         1,256,463     1,144,874

Costs and expenses
Cost of sales
   Products                               291,243       319,106
   Services-unaffiliated                  740,785       435,582
   Services-affiliated                         --        40,953
                                       -----------   -----------
 Total cost of sales                    1,032,028       795,641
General and administrative expenses       448,262       521,493
Interest expense                            2,832         9,192
Investment income                         (70,083)      (80,193)
                                       -----------   -----------
Income (loss) before income taxes        (156,576)     (101,259)
Provision for income taxes                  2,700        20,000
                                       -----------   -----------
Net income (loss)                      $ (159,276)   $ (121,259)
                                       ===========   ===========
Earnings (loss) per share                    (.05)         (.04)
                                       ===========   ===========


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY
              For the Two Years Ended September 30, 1998

                Common Stock    Additional  Accum.    Unrealized   Total
              Shares    Amount   paid-in    (Deficit)  Gain on
                                 Capital    Earnings  Investments
             ---------  ------  ----------  --------  --------  ----------

Balance,
Sept.30,1996 3,350,000  $3,350  $1,425,218  $443,271  $    --   $1,871,839

Net loss
for year          --      --         --     (121,259)  43,870      (77,389)
             ---------  ------  ----------  --------- --------  -----------
Balance,
Sept.30,1997 3,350,000  $3,350  $1,425,218  $322,012   43,870   $1,794,450

Net loss
for year          --      --         --     (159,276) (32,622)    (191,898)
             ---------  ------  ----------  --------- --------  -----------
Balance
Sept.30,1998 3,350,000  $3,350  $1,425,218  $162,736  $11,248   $1,602,552
             =========  ======  ==========  ========= ========  ===========




[FN]
            See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For each of the Two Years Ended September 30, 1998

                                               1998          1997
                                            -----------  -----------
Operating activities:
Net income (loss)                           $ (159,276)  $ (121,259)
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                   124,915      112,072
Amortization of capitalized software            57,443       38,344
Gain on sale of investment securities           16,288           --
Deferred income taxes                          (19,000)      20,000
Changes in operating assets and liabilities:
(In)decrease in accounts receivable
 - unaffiliated                                (18,849)     (77,484)
 - affiliated                                      --        17,376
Increase in inventory and prepaid expenses      28,032       79,326
(De)increase in accounts payable and
accrued expenses                                (3,425)     (29,993)
                                            -----------   ----------
Net cash provided by operating activities       26,128       38,382
Investing Activities:
Additions to capitalized software              (52,421)     (22,678)
Purchases of property, plant and equipment     (65,646)    (101,287)
Purchases of investments                            --     (832,615)
Sales of investments                           131,808           --
                                            -----------  -----------
Net cash utilized in investing activities       13,741     (956,580)
Financing activities:
Principal payment on credit lines,notes
payable and capital lease obligations          (29,896)     (88,071)
                                            -----------  -----------
Net cash (utilized) provided by
financing activities                           (29,896)     (88,071)
(De)increase in cash                             9,973   (1,006,269)
Cash at beginning of year                        1,637    1,007,906
                                            -----------  -----------
Cash at end of year                         $   11,610   $    1,637
                                           ===========   ===========
Supplemental disclosure of cash flow information:
                                            1998       1997
                                          -------    --------
Cash paid during the year for
Interest                                  $2,832     $ 8,447
Income taxes                                 150      38,969

[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1998

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

c. Income Taxes
---------------
     The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting.

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

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research and development costs incurred were insignificant for the years ended September 1998, and 1997 and have been expensed.

                           INSTRUCTIVISION INC.
                  NOTES TO FINANCIAL STATEMENT--(Continued)
                           September 30, 1998

e. Earnings per share
---------------------
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earings per share was 3,350,000 for each of the years ended September 30, 1998 and 1997. There were no common equivalent shares outstanding for any of those years.

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

NOTE 3. Investment

     At September 30, 1998, investments consisted of securities classified as available for sale.

     Following are the market values as determined by quoted market prices and original cost of marketable securities available for sale as of September 30, 1998:

[CAPTION]
                        Market        Cost      Unrealized
                        Value                   Gain
                        ----------   ---------  ----------
[S]                     [C]          [C]        [C]
Mutual Funds            $ 724,767    $ 706,019  $  18,748

      Included in shareholders' equity at September 30, 1998 is $11,248 of unrealized gains on marketable securities available for sale, net of income tax of $7,500. The cost basis of securities sold is determined by using specific identification.

NOTE 4. Inventory

     The components of inventory at September 30, 1998 are as follows:

                                                 1998
                                              ---------
Work in Process (video production cost)       $     432
Finished Goods (video)                          108,477
Finished Goods (workbooks)                       52,273
                                              ---------
                                              $ 161,182
                                              =========

                              INSTRUCTIVISION, INC
                  NOTES TO FINANCIAL STATEMENTS --(Continued)
                              September 30, 1998

NOTE 5. Property and Equipment

     At September 30, 1998 property and equipment is comprised of the following:

                                   Life (yrs)       1998
                                  -----------    ----------
Furniture and fixtures            3 -  8         $    65,834
Video equipment and computers     3 - 10           1,362,246
Automobile                             3              51,552
Leasehold improvements            5 - 10             109,520
                                                 -----------
                                                   1,589,152
Less accumulated depreciation                      1,359,182
                                                 -----------
Net                                              $   229,970
                                                 ===========

NOTE 6. Capitalized Software

     For the year ended September 30, 1998 accumulated amortization of costs related to computer software products held for sale was $269,239.

NOTE 7. Notes payable

     Notes payable at September 30, 1998 consisted of the following:

                                                      1998
                                                   ----------
Installment loan with First Union Bank
maturing June 2000, payable monthly, with
interest of approximately 10.5%. This loan is
collateralized by an automobile of the Company     $  13,985
                                                   ---------
                                                      13,985
Less current portion                                   7,301
                                                   ---------
Amount due after one year                          $   6,684
                                                   =========

     The following are the maturities of long term debt outstanding at September 30, 1998:

1999        $ 7,301
2000          6,684

                            INSTRUCTIVISION, INC.
               NOTES TO FINANCIAL STATEMENTS --(Continued)
                            September 30, 1998

NOTE 8. Fair Value of Financial Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 9. Income Taxes

     Significant components of the Company's deferred income tax liabilities and assets as of September 30, 1998 are as follows:

                                             1998
                                         ----------
Deferred tax liabilities :
 Depreciation                            $  26,000
Unrealized gain on investments               7,500
                                         ---------
 Total                                      33,500

Deferred tax assets:
 Net operating loss carryforwards          230,500
 Tax credit carryforwards                   35,000
 Alternate minimum tax paid credit          40,000
 Valuation allowance                      (215,000)
                                          ---------
 Total                                      90,500
                                          ---------
Net deferred tax assets                   $ 57,000
                                          =========

    The valuation allowance for deferred tax assets was increased by $60,000 for the year ended September 1998 due to the expectation of Federal and State net operating carryforwards expiring unused.

                         INSTRUCTIVISION, INC.
                 NOTES TO FINANCIAL STATEMENTS --continued
                          September 30, 1998

     Significant components of the provision for income taxes are as follows:

                                            1998
                                          ---------
Current:
  Federal                                 $  2,500
  State                                        200
                                          --------
    Total current                            2,700
Deferred:
  Federal                                       --
  State                                         --
                                          --------
    Total deferred                              --
                                          --------
Total income tax expense                  $  2,700
                                          ========

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:

                                        1998
                                       ------
Statutory rate                         (30)%
State income tax                        (9)
Non-deductible expenses                 22
Net operating loss                     (40)
Changes in valuation allowances         59
                                       ----
  Total                                  2%
                                       ====

     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                               Federal                     State
                  -----------------------------------   --------------
Year of           Operating Loss    Investment Tax      Operating Loss
Expiration        Carryforward    Credit Carryforward   Carryforward
---------------   --------------  -------------------   --------------
2000                      --              1,000                --
2001                      --             34,000                --
2002                  249,000                --            77,000
2003                      --                 --            80,000
2004                  144,000                --                --
2006                   15,000                --                --
2008                   63,000                --                --
2009                   82,000                --             9,000
2010                  133,000                --           142,000
                    ---------        ----------         ---------
                    $ 686,000        $   35,000         $ 308,000
                    =========        ==========         =========

                           INSTRUCTIVISION, INC.
               NOTES TO FINANCIAL STATEMENTS --continued
                           September 30, 1998

NOTE 10. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $148,193 in 1998 and $151,359 in 1997, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the years ended September 30th, are as follows:

                1999      $ 109,605
                2000        109,605
                2001         82,204

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

NOTE 11.  Subsequent Event

The Company has entered in a Distribution Agreement with Queue, Inc., effective October 1, 1998. Pursuant to the Distribution Agreement, with limited exceptions Queue, Inc. acts as the exclusive distributor of the Company's educational products. In general, the Company receives 45% to 60% of Queue, Inc.'s net revenue (as defined) from sales of these products, except that the Company receives 25% of sales of new products (as defined) developed by Queue, Inc. based on the Company's products. Queue, Inc. will warehouse the products and provide technical support and customer service, and will manufacture CD ROMs, floppy disks and related materials. The Distribution Agreement has an initial term of 10 years, but is cancelable by either party on one year's notice.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INSTRUCTIVISION, INC.
                                   Registrant

December 30, 1998                  s/Rosemary Comras
                                   President
                                   Principal Executive, Financial and
                                   Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature          Title and Capacity                  Date
----------------   ------------------                  --------

Rosemary Comras    President, Secretary/Treasurer      12/30/98

Marcus Ruger       Director                            12/30/98

Dale Spaulding     Director                            12/30/98

David Sousa        Director                            12/30/98

                           EXHIBIT 10.23
                       DISTRIBUTION AGREEMENT

      AGREEMENT entered into this 1st day of October, 1998 by and between Instructivision,Inc., a New Jersey corporation with its principal place of business located at 3 Regent Street,Livingston, New Jersey 07039 ("Instructivision"), and Queue, Inc., a Connecticut corporation with its principal place of business located at 338 Commerce Drive, Fairfield, Connecticut 06432 ("Queue").

      1. Subject to the next succeeding sentence and paragraph 12, below, Instructivision hereby appoints Queue as its exclusive distributor in all markets for ten years from the date hereof for all Instructivision products listed on Schedule A, attached hereto and incorporated by reference, and all updates of said products and any other products which the parties mutually agree to subject to this Agreement (collectively, "Products"). This Agreement may be canceled by either party on one year's written notice to the other. Said cancellation will not affect the rights of either party to new products already created under the provisions of paragraph 8, below. Notwithstanding the above, Instructivision shall retain the exclusive right to sell books to the Paterson, New Jersey School Board ("Paterson") and shall have no obligation to Queue in respect of such sales.

      2. Instructivision shall sell its products to Queue for 75%, until January 1, 1999, and 45% thereafter, of the net revenues realized by Queue from the sales of said Products, provided that the 75% figure shall apply to sales made prior to January 1, 1999 even if payment is received by Queue from the customer after January 1, 1999. For purposes hereof, "net revenues" shall consist of gross revenues received by Queue on all sales of products listed on Schedule A, less commissions. Notwithstanding the above,
(i) after January 1, 1999, Queue shall pay Instructivision 60% of total gross revenues realized by Queue from sales of Inservice Video Network orders received by Queue as a result of National Association of Secondary School Principals ("NAASP") promotions, and (ii) after January 1, 1999, Queue shall pay to Instructivision 55% of net reveues (i.e., gross revenues less commissions) received by Queue from sales of books.

      3. Queue shall warehouse, at no cost to Instructivision, all inventory of Products. All current and future inventory of Products, including returns, shall be shipped by Instructivision, at Instructivision's expense, to Queue, except that Instructivision shall retain sufficient books to fill future Paterson orders. Queue shall also manufacture, at no cost to Instructivision, all CD ROMs, floppy disks and related manuals required to fill orders. Queue shall provide all technical support for Instructivision Products, which shall include, without limitation, handling of customer inquiries and complaints. Queue shall be responsible for shipping and billing customers at its own cost, but may collect and retain reasonable shipping and halding fees in accordance with standard industry practice in connection with orders for Instructivison Products. Queue shall insure Instructivision's inventory against loss in an amount of not less than $60,000.

      4. Instructivision shall not manufacture or duplicate, or cause to be manufactured or duplicated, any of its Products, except for shipment to and warehousing by Queue, other than books for Paterson and sufficient inventory to fill backorders.

      5. Instructivision shall forward all orders for Products to Queue, except for orders for books from Paterson and backorders received prior to the date hereof.

      6. Queue shall advise Instructivision of all sales for each month, and related revenues and commissions, all in reasonable detail, and shall pay Instructivision for all sales during that month within 30 days at the end of the month.

     7. In the event that a customer of Instructivision shall be unwilling to accept billing from Queue, Instructivision, with the written consent of Queue, may bill the customer directly. All payments shall be endorsed to Queue and delivered to Queue without depositing, after which Instructivision shall be paid as if such sale had been made, and related funds collected, by Queue, all in accordance with the terms of this Agreement.

     8. Queue shall have the right, at its sole cost and expense, to reuse all the content on Instructivision's electronic media in other titles and in other formats, including CD-ROM (collectively, "New Products"), and to produce and market such New Products, subject to the rights of, and receipt of requisite consent from, any third parties claiming rights with respect to such media/products, including, without limitation, NASSP. In furtherance thereof, Queue shall provide Instructivision with reasonable advance written notice of Queue's intent to produce New Products and, if Instructivision advises that any third party consent is required in connection therewith, Queue shall not proceed with such production until such consent is obtained. Queue will pay Instructivision a royalty equal to 25% of net revenues (as defined in paragraph 2, above) on the sales of all New Products, said royalty payments to be made within 30 days of the close of every month in accordance with paragraph 6, above. Products with the same title and/or organization and content as titles on Schedule A do not constitute New Products. Notwithstanding the above, (i) Queue may not produce New Products primarily for use and/or sale in New Jersey without Instructivision's prior written consent, which may be withheld in Instructivision's absolute and sole discretion, and (ii) Instructivision shall retain all ownership and copyright rights with respect to all Products and New Products.

     9. Queue shall defend and hold Instructivision harmless from and against any and all claims, charges, costs and liabilities arising out of or relating to claims made by Queue in connection with the advertising and promotion, or manufacture, of Products or arising out of or relating to the manufacture and sale of New Products, including, without limitation, claims that any New Product breaches any rights of any third parties as a result of Queue's modifications or that such New Products are not fit or appropriate for the purposes claimed by Queue in its advertising and promotion thereof.

    10. In the event Instructivision ceases operations and has no successors, or for any reason is unable or unwilling to have its products manufactured or duplicated, Instructivision hereby grants to Queue a license to manufacture and duplicate the Products. For all Products which Queue manufactures, Queue shall pay Instructivision only 35% of net revenues (as defined in paragraph 2, above). The preceding sentence does not apply to CD ROMs, floppy disks and manuals, which Queue has agreed to manufacture pursuant to paragraph 3, above, as to which Products the payment provisions of paragraph 2, above, shall apply.

    11. Upon one day's notice, either party, and/or appropriate attorneys or accountants therefor, may visit the other's facilities and conduct an audit of the inventory of Products or New Products, and/or an audit of sales transactions relating to Products or New Products, and of all books and records relating thereto. This agreement shall also constitute each party's consent to the inspection by the other party of the records of any duplicator of inventory of Products or New Products.

    12. Notwithstanding anything in this Agreement to the contrary, (i) Instructivision's grant to Queue of rights to act as exclusive distributor under paragraph 1, above, shall constitute a grant only of such rights as Instructivision has to any relevant Product and such grant shall be subject to any rights of any third parties in and to any such Product, (ii) Instructivision shall retain all of its royalty rights from, or obligations to, any third party, including, without limitation, NASSP and Steck-Vaughn, as to which rights and obligations Queue shall have no claim or responsibilty and (iii) Instructivision shall be free to subcontract its services and perform customer service for third parties, without obligation or liability to Queue.

    13. The parties hereto agree that this Agreement shall be governed by, and interpreted and enforced in accordance with, the laws of Connecticut applicable to agreements made and to be performed therein.

    14. This agreement, with its obligations, duties and/or rights may be assigned by Instructivision without the consent of Queue, but may not be assigned by Queue without the consent of Instructivision except in connection with the sale by Queue of all or substantially all of its business substantially as an entirety.

    15. The invalidity or unenforceability of any term or provision of this Agreement shall not, to any other extent, make any other term or provision or the entire Agreement invalid or unenforceable each such other term and provision of this Agreement shall nonetheless remain valid and fully enforceable.

    16. Any and all changes to this Agreement shall be in writing, shall be with the unanimous consent of both parties hereto and shall not be effective unless signed by both parties hereto.

    17. This Agreement represents the entire agreement and understanding by and between Instructivision and Queue with respect to the subject matter hereof and supersedes any prior agreements or understanding, oral or written.

Agreed to effective as of the 1st day of October, 1998 by

s/Jonathan Kantrowitz                    S/ Rosemary Comras
for:    Queue, Inc.                      for:   Instructivision, Inc.
Title:  Chief Executive officer          Title: President