Form 10QSB
period 1998-12-31
INSTRUCTIVISION INC
filed 1999-02-16
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1998

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


                         YES [X]        NO [ ]


     As of December 31, 1998 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----

Part I:     Financial Statement

            Balance Sheets at December 31, 1998         4

            Statement of Operations for the three       5
            months ended December 31, 1998 and 1997

            Statement of Cash Flows for the three       6
            months ended December 31, 1998 and 1997

            Notes to Interim Financial Statements       7

Part II:    Management's Discussions and Analysis       8
            of Financial Condition and Results of
            Operations.

Signature                                               9

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

                       INSTRUCTIVISION, INC
                          BALANCE SHEETS
                         December 31, 1998
                           (unaudited)
                                                   December 31,
                     ASSETS                          1998
                                                  ------------
Current assets
Cash                                              $  112,132
Investments                                          832,532
Accounts receivables                                 185,716
Inventory                                            178,008
Prepaid expenses                                      29,166
Deferred income taxes                                     --
                                                  -----------
 Total current assets                              1,337,554

Property and equipment at cost, less
  accumulated depreciation                           204,024
Other assets
Capitalized software - net of amortization           179,035
Deposits                                              13,125
Deferred income taxes                                 57,000
                                                  -----------
 Total other assets                                  249,160
                                                  -----------
 Total assets                                     $1,790,738
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $  102,463
Accrued expenses                                      22,154
Notes payable - current portion                        8,038
                                                  -----------
 Total current liabilities                           132,655
Notes payable, less current portion                    4,078
                                                  -----------
 Total liabilities                                   136,733
                                                  -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                         1,425,218
Accumulated surplus                                  110,037
Unrealized gain on Investments                       115,400
                                                  -----------
 Total stockholder's equity                        1,654,005
                                                  -----------
 Total liabilities and stockholders equity        $1,790,738

                                                  ===========

       See accompanying notes to financial statements
Page 4

                         INSTRUCTIVISION, INC.
                       STATEMENT OF OPERATIONS
         For the Three Months Ended December 31, 1998 and 1997
                           (unaudited)
                                      December 31,   December 31,
                                          1998           1997
                                      ------------   ------------
Revenues
Net sales
 Products                             $  120,840     $    92,656
 Services                                145,200         210,854
                                      -----------    ------------
 Total sales                             266,040         303,510

Investment Income                         28,612          44,157
                                      -----------    ------------
 Total Revenues                          294,652         347,667

Costs and expenses
Cost of sales
   Products                               63,478          55,991
   Services                              152,571         127,724
                                      -----------    ------------
 Total cost of sales                     216,049         183,715

General and administrative expenses      131,061         119,372
Interest expenses                            241           2,045
                                      -----------    ------------
 Total costs and expenses                347,351         305,132
                                      -----------    ------------
Income (loss) before income taxes        (52,699)         42,535

Provision for income taxes                    --          18,750
                                      -----------    ------------
Net income (loss)                     $  (52,699)    $    23,785
                                      ===========    ============
Earnings (loss) per share               $ ( .02)         $  .01
                                      ===========    ============

         See accompanying notes to financial statements

Page 5

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
           For the Three Months Ended December 31, 1998 and 1997
                                (Unaudited)
                                           December 31, December 31,
                                               1998        1997
                                           -----------  ------------
Operating activities
Net (loss) income                           $ (52,699)   $  23,785
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                   29,482       28,268
Amortization of capitalized software            6,004       13,976
Changes in operatg.assets and liabilities:
(In)decrease in accounts receivable           189,969       58,499
De(In)crease in inventory & prepaid expenses  (29,853)       5,994
In(De)crease in accounts payable and accrued
 expenses                                     (24,164)     (40,761)
                                            ----------   -----------
Net cash provided by operating activities     118,739       89,761

Investing Activities
Additions to Investments                       (3,613)     (44,157)
Additions to capitalized software             ( 9,199)      (8,925)
Purchases of property, plant & equipment      ( 3,536)      (4,480)
                                            ----------   -----------
Net cash utilized in investg. activities      (16,348)     (57,562)

Financing activities
Proceeds from shareholder advances                 --       (2,000)
Principal payment on credit lines,notes
payable and capital lease obligations         ( 1,869)     (12,088)
                                            ----------   ----------
Net cash (utilized) provided by
financing activities                           (1,869)     (14,088)

Increase in cash                              100,522       18,111
Cash at beginning of period                    11,610        1,637
                                           -----------   ----------
Cash at end of period                      $  112,132    $  19,748
                                           ===========   ==========
Supplemental disclosure of cash flow information:
                                   December 31,  December 31,
                                      1998           1997
                                   -----------   ------------
Cash paid during the year for
Interest                           $   241       $  2,045


Page 6

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 1998
                              (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the nine months ended
December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended December 31, 1998 and 1997.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

    For the three months ended December 31, 1998, the Company had net sales of $266,840, down 31% from the same period in 1997. Sales for the December 1997 quarter were $303,510 compared to $217,266 in 1996.

    Revenues from video production were lower than expected due to the completion of a major contract. Sales from commercial video services were $145,200, or 31% lower than the December 1997 sales of $210,854, up from $99,435 in 1996.

    Introduction of the new GEPA Success product series in October 1998 helped boost school sales during a quarter which, historically, is not a significant purchasing period for schools. Sales from school products were $120,840 for the quarter ended December 31, 1998 compared to net sales of $92,656 in the December 1997 quarter, reflecting an increase of 30% over the same period in the previous fiscal year.

    The Company recorded a net loss of $52,699, or $.02 per share for the three months ended December 31, 1998 compared to a gain of $23,785 or $.01/share in the prior year.

    The Company's increase in cash flow from operating activities of $100,522 was provided by a reduction of accounts receivable during the quarter just ended. The current ratio on December 31,1998 was 10:1.

    Cost of sales increased during the quarter ended Decembe 31, 1998 by 13%, or 73% of sales up from 60% in the quarter ended December 31, 1997. The completion of a major contract with a corporate customer has contributed to lower revenues for the quarter and will impact the second quarter results of the current fiscal year. The Company's shift toward multimedia production services for CD ROMs and DVD application effectively integrates video, software, and text development in both educational and business use. While cost of sales are stated here separately for products and services by prorating direct labor costs and allocating certain fixed costs to video production, the total cost of sales should be viewed in comparing costs with revenues.

   On October 1, 1998 the Company entered into an agreement with Queue, Inc., a distributor of educational products to the school market. Under the agreement Queue is the excluse distributor of Instructivision's educational products. Sales for the quarter ended December 31, 1998 reflect net cash receipts from Queue, after sales commissions and shipping costs. The Company expects to eliminate staff positions and expenses relating to warehousing, advertising, order fulfillment and customer support as a result of the agreement.

     Management reports that the Company's educational software products as well as its administrative and production software are Y2K compliant.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

February 16, 1999                  Rosemary Comras
                                   President and Chief
                                   Accounting Officer