Form 10QSB
period 1999-03-31
INSTRUCTIVISION INC
filed 1999-05-17
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999

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

                         YES [X]        NO [ ]

     As of March 31, 1999 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         March 31, 1999
                           (unaudited)
                                                    March 31,
                                                       1999
                                                   -----------
                      ASSETS
Current assets
Cash                                               $     8,012
Investments                                            837,144
Accounts receivables                                   223,169
Inventory                                              168,557
Prepaid expenses                                        34,303
Deferred income taxes
                                                   -----------
 Total current assets                                1,271,185

Property and equipment at cost, less
 accumulated depreciation                              175,777

Other assets
Capitalized software - net of amortization             178,534
Deposits                                                13,125
Deferred income taxes                                   57,000
                                                   -----------
 Total other assets                                    248,659
                                                   -----------
 Total assets                                      $ 1,695,621
                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                   $    48,495
Accrued expenses                                        42,009
Notes payable - current portion                          7,756
                                                   -----------
 Total current liabilities                              98,260

Notes payable, less current portion                      2,063
                                                   -----------
 Total liabilities                                     100,323
                                                   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding       3,350
Additional paid-in capital                           1,425,218
Accumulated surplus                                     74,964
Unrealized gain on investments, net of income tax       91,766
                                                   -----------
 Total stockholder's equity                          1,595,298
                                                   -----------
 Total liabilities and stockholders equity         $ 1,695,621
                                                   ===========

[FN]
           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Six Months Ended March 31, 1999 and 1998
                             (unaudited)

                                       March 31,       March 31,
                                         1999            1998
                                      ------------   ------------

Revenues
Net sales
 Products                             $  286,139     $   199,579
 Services                                198,819         450,625
                                      -----------    ------------
 Total sales                             484,958         650,204

Investment Income                         69,968          49,314
                                      -----------     -----------
 Total Revenues                          554,926         699,518


Costs and expenses
Cost of sales
   Products                              113,108          114,044
   Services                              301,868          345,278
                                      -----------     -----------
 Total cost of sales                     414,976          459,322

General and administrative expenses      226,968          226,304
Interest expenses                            754            1,989
                                      -----------     -----------
 Total costs and expenses                642,698          687,615
                                      -----------     -----------
Income (loss) before income taxes        (87,772)          11,903

Provision for income taxes                    --              --
                                      -----------     -----------
Net income (loss)                     $  (87,772)      $   11,903
                                      ===========     ===========
                                                       less than
Earnings per share                     $  (.02)         $ 0.01
                                      ===========     ===========


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
           For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                           March 31,      March 31,
                                             1999            1998
                                           ----------     ----------
Revenues
Net sales
 Products                                  $ 165,299      $ 106,923
 Service                                      53,619        239,771
                                           ----------     ----------
TotaL sales                                  218,918        346,694

Investment income                             41,356          5,157
                                           ----------     ----------
  Total revenues                             260,274        351,851

Costs and expenses:
Cost of sales
 Products                                     69,630         58,053
 Services - unaffiliated                     129,297        217,554
                                           ----------     ----------
Total cost of sales                          198,927        275,607

General and administrative expenses           95,907        106,932
Interest expenses                                513           ( 56)

                                           ----------     ----------
Total costs and expenses                     295,347        382,483
Income(loss) before income taxes             (35,073)       (30,632)
Provision for income taxes                                  (18,750)
                                           ----------     ----------
Net loss                                   $ (35,073)     $ (11,882)
                                           ==========     ==========
                                                          less than
Earnings (loss) per share                    $ (.01)        $ (.01)
                                           ==========     ==========


         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Six Months Ended March 31, 1999 and 1998
                             (Unaudited)
                                            March 31,     March 31,
                                               1999          1998
                                           ----------    -----------
Operating activities
Net income                                 $  (87,772)   $   11,903
Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation                                   58,963        53,244
Amortization of capitalized software           21,923        21,882
Deferred income taxes                                        12,016
Changes in operating assets and liabilities:
(In)decrease in accounts receivable           152,516       110,249
De(In)crease in inventory and prepaid
  expenses                                    (25,539)       (2,344)
Decrease in accounts payable and
accrued expenses                              (58,277)      (74,313)
                                           -----------   -----------
Net cash provided by operating activities      61,814       132,637

Investing Activities
Additions to Investments                      (31,859)      (26,330)
Additions to capitalized software             (24,617)      (16,066)
Purchases of property, plant & equipment       (4,770)      (54,807)
                                           -----------   -----------
Net cash utilized in investing activities     (61,246)      (97,203)

Financing activities
Payment from shareholder advances                  --        (2,000)
Principal payment on credit lines,notes
payable and capital lease obligations         ( 4,166)      (24,520)
                                           -----------   -----------
Net cash utilized by financing activities      (4,166)      (26,520)
Decrease in cash                               (3,598)        8,914
Cash at beginning of year                      11,610         1,637
                                           -----------   -----------
Cash at end of year                        $    8,012    $   10,551
                                           ===========   ===========
Supplemental disclosure of cash flow information:

                                     March 31,      March 31,
                                       1999            1998
                                    ----------      ----------
Cash paid during the year for
Interest                            $    764        $    1,725

[FN]
      See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           March 31, 1999


Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended March 31, 1999 and 1998.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

1. Material changes in financial condition:

    The working capital ratio as of March 31, 1999 was 7.7 : 1 as compared to 6.3 : 1 as of March 31, 1998.

    For the six months ended March 31, 1999, the Company had revenues of $554,926, compared to $699,518 for the same period ended March
1998 and $576,203 in 1997. Pre-tax earning (loss) for the six months ended March 31, 1998, 1997, and 1996 were $(87,772), $11,903, and $(69,299), respectively.

    The Company recorded a loss of $35,073, or $0.01 per share, for the quarter ending March 31, 1999, compared to a loss of $11,882 on March 31, 1998 and $10,789 in 1997. Management attributes the loss to changes in test formats being implemented in many states as a requirement for promotion and graduation from high school, and the increased production costs associated with release of new test preparation material.

    Commercial video production revenues were lower for the second quarter in a row. Lower priced computer editing provided by small independent operators are becomming a serious competitor for the Company in the corporate training business.

    Cost of good sold and G & A expenses were lower in the quarter ended March 1999 due to elimination of personnel associated with school sales, customer support and fulfillment. As of October 1998 the company has transferred the marketing, sales and distribution of its educational products to Queue Inc. Management expects to further reduce expenses during the next fiscal quarter ended June 1999.

     Management reports that the company's operations are year 2000 compliant. It further believes that any Y2K problem of any of its customers or vendors would not have a material impact on the company's operations.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 17, 1999                       Rosemary Comras
                                   President and
                                   Chief Accounting Officer