Form 10QSB
period 1999-06-30
INSTRUCTIVISION INC
filed 1999-08-16
CIK 770183

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999

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

                         YES [X]        NO [ ]

     As of June 30, 1999 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         June 30, 1999
                           (unaudited)
                                                      June 30,
                                                       1999
                                                   -----------
                      ASSETS
Current assets
Cash                                               $     6,346
Investments                                            819,887
Accounts receivables                                   129,060
Inventory                                              159,855
Prepaid expenses                                        37,492
                                                   -----------
  Total current assets                               1,152,640

Property and equipment at cost, less
 accumulated depreciation                              152,881

Other assets
 Capitalized software - net of amortization            175,768
 Deposits                                               13,125
 Deferred income taxes                                  57,000
                                                   -----------
  Total other assets                                   245,893
                                                   -----------
   Total assets                                    $ 1,551,414
                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                   $    23,767
Accrued expenses                                        25,373
Notes payable - current portion                          7,955
                                                   -----------
 Total current liabilities                              57,095

Notes payable, less current portion                       -
                                                   -----------
 Total liabilities                                      57,095
                                                   -----------
Stockholder's equity
Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding      3,350
Additional paid-in capital                           1,425,218
Accumulated surplus                                    (47,517)
Unrealized gain on investments, net of income tax      113,268
                                                   -----------
 Total stockholder's equity                          1,494,319
                                                   -----------
  Total liabilities and stockholders equity        $ 1,551,414
                                                   ===========

[FN]
           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended June 30, 1999 and 1998
                             (unaudited)

                                       June 30,     June 30,
                                         1999         1998
                                     ----------    -----------

Revenues
Net sales
 Products                            $   71,087    $   69,611
 Services                                69,228       225,524
                                     -----------   -----------
 Total sales                            140,315       295,135

Investment Income                         1,683        18,665
                                     -----------   -----------
 Total Revenues                         141,998       313,800

Costs and expenses
Cost of sales
   Products                              42,145        78,858
   Services                             122,182       181,573
                                     -----------   -----------
 Total cost of sales                    164,327       260,431

General and administrative expenses      99,907       125,843
Interest expenses                           245           122
                                     -----------   -----------
 Total costs and expenses               264,479       386,396
                                     -----------   -----------
Income (loss) before income taxes      (122,480)      (72,596)

Provision for income taxes                   --       (24,000)
                                     -----------   -----------
Net income (loss)                    $ (122,480)   $  (48,596)
                                     ===========   ===========

Earnings per share                     $  (.04)       $ (.01)
                                     ===========   ===========


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
           For the Nine Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                          June 30,       June 30,
                                            1999           1998
                                         ----------    ----------
Revenues
Net sales
 Products                                $ 357,226    $   269,190
 Service                                   268,047        676,149
                                         ----------   -----------
TotaL sales                                625,273        945,339

Investment income                           71,651         67,979
                                         ----------    ----------
  Total revenues                           696,924      1,013,318

Costs and expenses:
Cost of sales
 Products                                  155,253        192,902
 Services                                  424,050        526,851
                                         ----------   ------------
Total cost of sales                        579,303        719,753

General and administrative expenses        326,875        352,147
Interest expenses                              999          2,111

                                         ----------    -----------
Total costs and expenses                   907,177      1,074,011
Income(loss) before income taxes          (210,253)       (60,693)
Provision for income taxes                    --          (24,000)
                                         ----------    -----------
Net loss                                 $(210,253)    $  (36,693)
                                         ==========    ===========

Earnings (loss) per share                  $ (.06)        $ (.01)
                                         ==========    ==========


         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Nine Months Ended June 30, 1999 and 1998
                             (Unaudited)
                                             June 30,     June 30,
                                              1999          1998
                                           ----------    -----------
Operating activities:
Net income                                 $ (210,253)   $ (36,693)
Adjustments to reconcile net income to
net cash provided by operating activities
 Depreciation                                  89,662       78,120
 Amortization of capitalized software          49,029       29,758
 Deferred income taxes                           --        (11,252)
 Changes in operating assets and liabilities:
 (In)decrease in accounts receivable          246,625       50,705
 De(In)crease in inventory and prepaid
  expenses                                    (20,026)      10,721
 Decrease in accounts payable and
 accrued expenses                             (99,641)     (34,749)
                                           -----------   -----------
Net cash provided by operating activities      55,396       86,610

Investing Activities:
 Additions to Investments                       6,900       58,952
 Additions to capitalized software            (48,957)     (33,025)
 Purchases of property, plant & equipment     (12,573)     (60,357)
                                           -----------   ----------
Net cash utilized in investing activities     (54,630)     (34,430)

Financing activities:
 Payment from shareholder advances                --        (2,000)
 Principal payment on credit lines,notes
 payable and capital lease obligations        ( 6,030)     (26,508)
                                           -----------   -----------
Net cash utilized by financing activities      (6,030)     (28,508)
Decrease in cash                               (5,264)      23,672
Cash at beginning of year                      11,610        1,637
                                           -----------   ----------
Cash at end of year                        $    6,346    $  25,309
                                           ===========   ==========
Supplemental disclosure of cash flow information:

                                             June 30,      June 30,
                                             1999          1998
                                            ---------     ---------
Cash paid during the year for interest       $    999     $   2,111

[FN]
        See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                            June 30, 1999

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended June 30, 1999 and 1998.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
---------------------------------------------------------------------
Material changes in financial condition:

    The working capital ratio as of June 30, 1999 was 4.95 : 1 as compared to 8.93 : 1 as of June 30, 1998.

    For the three months ended June 30, 1999, the Company had sales of $140,315, compared to 295,135 in 1998 and $294,160 in 1997. Pre-tax loss for the quarters ended June 30, 1999, 1998 and 1997 were $122,480, $72,596, and $26,057, respectively.

    Commercial video production revenues were lower for the third quarter in a row, down 69% from the previous year. The Company has not recovered from the loss of two major customers in 1998. In addition, new competitors with low cost digital desktop editing equipment offer low cost alternatives to the traditional broadcast editing facilities. Management believes that the problem is temporary and has taken steps to intensify its marketing activities and reduce personnel to make the video business profitable.

    The Company's sales from school products have slightly increased over the same quarter in the previous year. The Company has produced new products to be released in the next fiscal quarter, which historically is the main purchasing time for schools.

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


                                   INSTRUCTIVISION, INC.

August 16, 1999                    Rosemary Comras
                                   President and
                                   Chief Accounting Officer