Form 10KSB
period 1999-09-30
INSTRUCTIVISION INC
filed 1999-12-30
CIK 770183

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 1999

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

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 28, 1999, was $629,800 based on the over-the-counter closing bid price of $.188 per share on December 28, 1999.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding on December 27, 1999 was 3,350,000.

                            PART I

ITEM 1. BUSINESS
----------------
The Company
------------
     Instructivision, Inc. (the "Company") is a multimedia publishing and production company that develops supplemental educational software, video tapes, and related workbooks for schools, and instructional video tapes for businesses. Educational products, which accounted for approximately 48% of the Company's sales in fiscal 1999, are sold to elementary and high schools throughout the United States to prepare students for proficiency assessments, high school graduation and college admissions tests.

     The Company owns a video production studio and post-production facility in which it creates video programs for schools and industry. Corporate clients use the Company's video services for employee orientation videos, medical information, seminar, and special event coverage. The Company's services include script writing, on-location and studio recording, digital and analog editing, animation, CD-ROM recording, duplication and fulfillment services. Corporate video production revenues accounted for approximately 52% of the Company's sales.

Background
----------
     The Company, a New Jersey corporation, was founded in 1981 by Jay Comras and Rosemary Comras to develop multimedia test preparation for high school students preparing for college entrance tests and state mandated high school proficiency tests. The Company has since expanded its product line to include workbooks, computer software and video programs for 4th through 12th grade students, and instructional video tapes for teachers, administrators and parents.

     Since October 1, 1998, with limited exceptions, the Company's educational products are being marketed exclusively by Queue, Inc. (see "Marketing" below).

    The Company also produces educational software and textbooks for other publishers under royalty agreements. Royalties accounted for approximately 18% of revenues in 1999.

     The Company's broadcast quality video production studio and post-production facility was built in 1986 at its present location to produce educational video tapes, and service corporate customers by producing videos for employee orientation, safety training, medical applications, and television commercials.

Current Activities
------------------
1. Commercial video production

     The Company's video production facility is located on a busy highway between Rt 80 in the North and Rts 78 and 287 to the South, in central New Jersey. The Company's full service video production facility consists of a studio, two interformat linear editing suites, one non-linear editing room, audio recording, animation and graphics equipment. Some of the company's major commercial customers during the past fiscal year were Cendant Corporation, Valley National Bank, Prime Hospitality Corp., and Brother International.

2. Educational video tapes, software and workbooks:

     The Company's software programs are available for Windows and Macintosh formats, and network file servers, and are shipped on floppy or CD-ROM disks. Individual products are priced from $89 for single computer use to $1100 for school site and network licenses. Workbooks are generally priced from $6.95 to $10/ea. The Company sells its video tapes for $39 - $350/ea. The principal educational products sold during the fiscal year ended September 30, 1999 were as follows:

     HSPA SUCCESS, GEPA SUCCESS, PRE-HSPT, ESPA SUCCESS consist of a series of software, textbooks and video tapes sold to schools in New Jersey.
The State of New Jersey has since 1986 mandated that all students in public high schools must pass proficiency tests in core curriculum areas. The Company introduced its first High School Proficiency test preparation material in 1987 and has updated and revised the product since then to conform to changes in test format and types of questions. In 1993 the middle school test preparation software and print material was added to the Company's catalog.

    In February 1998, the New Jersey Department of Education announced new tests for 4th (ESPA), 8th (GEPA), and 11th (HSPA) grade students replacing the current HSPT and EWT in 1999-2000.

    The Company completed new text books and software for the Grade Eight Proficiency Assessment (GEPA) in Mathematics and Language Arts during the fiscal year ended September 30,1999 and completed its HSPA SUCCESS workbooks in Mathematics and Language Arts in December 1999. The New Jersey test preparation materials comprise approximately 30% of the Company's sales.

    The Company produces SAT and ACT preparation textbooks, software and video products which are sold nationally to high schools by the National Association of Secondary School Principals (NASSP), and Queue, Inc., the Company's distributor. The first multimedia SAT test preparation video course produced by the Company was published in 1983 by the NASSP. The current college test preparation material consists of the following titles:
Improving College Admission Test Scores on the ACT (software), SAT Excellerator (workbooks and software), ACT Excellerator (workbooks),
SAT EDGE (video course with workbooks), SAT EDGE CD-ROM edition, and Improving Students' College Admission Test Scores on the SAT and ACT videos for teachers. The Company receives a royalty of 15 - 33% on NASSP's gross sales of the Company's products. The Company received approximately $42,500 in royalties from the NASSP in fiscal 1999. The Company pays the NASSP a royalty of 15-25% on such products sold by the Company.

    In 1995 the Company entered the Florida high school test market with test preparation material for the Florida HSCT (High School Competency

Tests). The HSCT SUCCESS series consist of software and textbooks for the Mathematics and Communications tests. The Company intends to release test preparation software material for the new FCAT (Florida Comprehensive Assessment Test) in Mathematics and Language Arts in 2000. The Florida Department of Education plans to require the new FCAT tests for grades 4 to 10 in place of the HSCT.

     The Company publishes a software program, LEAP Success in Mathematics, for the Louisiana Educational Assessment Program. A software program, entitled LEAP Success in Language Arts, is scheduled for release in 2000. Test preparation material for the 4th and 8th grade LEAP tests are also planned.

     Some of the Company's video tapes are marketed under the trade name Inservice Video Network to school administrators and educators.
The Company has an agreement with the NASSP under which the NASSP receives a royalty of 15% on annual net sales of the products (gross sales less returns and royalties paid to the authors). The Company has published over 85 video tapes since 1986. The authors of the individual tapes receive royalties of 5-12% from the sales of their respective tapes. The Company also receives income from the video tape The Frog Inside-Out. Revenues from the sale of educational videotapes were approximately 3% of the Company's sales in fiscal 1999.

     All of the Company's software products are available for Macintosh, and all Windows formats. Site licenses and networking rights give a school license to duplicate and network the programs. The Company updates its various software products from time to time to conform to new hardware, software access systems, and delivery devices available to the school market.

c) Other Revenues
-----------------
     The Company receives a royalty of 1.5% to 3% from Steck-Vaughn Company as author of components of TEST BEST, a workbook series published since 1991. Revenues from Steck-Vaughn for the fiscal year ended September 30, 1999 were $119,442.

Research and Development
-----------------------
    The Company does not separately account for research and development costs but estimates that on average such costs are not a material portion of cost of sales.

New Products
------------
    The Company completes production of most new products over a period of approximately six to twelve months. The Company's work in progress as of December 1999 for programs scheduled for completion during the next fiscal year consists of the following:

a)  ESPA SUCCESS workbooks for Language Arts Literacy
b) ESPA SUCCESS software programs for Mathematics and Language Arts test preparation for Windows, Macintosh and CD-ROM
c)  HSPA SUCCESS software for Mathematics and Language Arts Literacy
d) LEAP SUCCESS in Language Arts test preparation software programs for students taking the Louisiana basic skills tests for 8th and 10th grades

e)  FCAT SUCCESS in Mathematics and Literature for Windows and Macintosh
f) The Company is in the process of creating a new internet site for the online sale of a series of mathematics lessons for grades 6-12 on CD-ROM and DVD disks. These consumer products will be marketed to home schoolers and parents helping their children prepare for state proficiency tests. The first series of CD's are scheduled to be completed in spring 2000.

Future Plans
------------
     The Company intends to expand its list of products to include test preparation material for Massachusetts, Connecticut, and other states that require students to pass minimum basic skills tests, and to publish additional software for the New Jersey schools. The Company frequently revises and updates its educational products to conform to any changes in testing standards and formats and replaces those product determined to be obsolete.

    The Company's video production facility offers competitive rates consistent with the area's market. The Company intends to produce inter-active programs for DVD players. Management believes that the popularity of the DVD disks' larger storage capacity and superior picture quality has created a niche market for DVD programs in schools and industry.

Marketing
---------
     The Company markets its educational products, with the exception of the Paterson School District, through its exclusive distributor, Queue Inc. The Company maintains a description and ordering information of its products on the Company's internet site, www.instructivision.com.

     The Company's products are sold in highly competitive markets. The school publishing industry is dominated by Fortune 100 companies who have superior marketing resources and advertising funds. The Company has been successful in developing programs for other publishers on a royalty basis. However, revenues from such products will decrease as the products reach obsolescence.

     The Company has entered into a Distribution Agreement with Queue, Inc., effective October 1, 1998. Pursuant to the Distribution Agreement, with limited exceptions, Queue, Inc. acts as the exclusive distributor of the Company's educational products. In general, the Company receives 45% to 65% of Queue's net revenues (as defined) from sales of these products, except that the Company receives 25% of sales of new products (as defined) developed by Queue, Inc. based on the Company's products. Queue, Inc. warehouses the products and provides technical support and customer service, and manufactures CD-ROMs, floppy disks, and related manuals. The Distribution Agreement has an initial term of ten years, but is cancelable by either party on a year's notice.

     The Company advertises its video production services through telephone directories throughout New Jersey, via the Company's website, and through direct mailings and telemarketing.

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

Employees
---------
     The Company had 7 full-time employees at September 30, 1999.
The Company's full time staff includes video engineers, video editors, a graphics artist, and administrative personnel. The Company uses outside performers, writers, artists, software programmers and educators to produce, edit, and field-test the Company's products. The Company does not believe that the departure of any particular employee would have a long term adverse effect on the Company's operations.

     Contracts for services of outside contractors are normally on a fee basis; however, some may receive a percentage of revenues as a royalty from the Company for their program participation. This practice has allowed the Company to draw on outside technical personnel and writers, while main-taining lower overhead and employment costs. The Company anticipates maintaining this employment approach in the next fiscal year.

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

     Some of the Company's video programs are marketed under the trade name INSERVICE VIDEO NETWORK.

Backlog
-------
    The Company's sales backlog at September 30, 1999 consisted of contractual video production obligations to be filled over the next 90 days of approximately $75,000.

Competition
-----------
     The market for test preparation material is highly competitive, characterized by continual change in technology, and dominated by certain large corporations. The Company's competitors include ACT, College Board Curriculum Associates, ETS, Educational Design, Hartcourt-Brace, and Kaplan. These competitors have more industry experience, and larger manufacturing, marketing, and servicing capabilities than the Company. There already is a large number of textbooks, software, video and CD-ROM programs directed at preparing students for the SAT, ACT, and high school proficiency tests on the market.

     The Company competes with other video production companies producing commercials and instructional video programs in the central
New Jersey area. Many large corporations have their own inhouse production capabilities. Corporations, in seeking to reduce operating costs, exert pressure on suppliers and vendors for price reductions and lower bids on video productions. The recent introduction of low priced non-linear PC video editing equipment has enabled some of the Company's previous customers to purchase their own video editing equipment.

     The Company plans to continue competing in the multimedia educational market on the basis of its previous experience in developing test preparation software and video tapes and its ability to integrate video, audio and software production to new applications: CD-ROM, DVD, and the internet.

ITEM 2. Property
----------------

     The Company's offices, teleproduction studio and software production facilities are housed in approximately 7,300 sq.ft. of leased office space at 3 Regent Street, near a major highway in Livingston, New Jersey. The monthly rent as of September 30, 1999 was $9,133.75. The lease will expire on June 30, 2001. Under the lease, the Company is responsible for insurance, maintenance, property taxes and other costs of occupancy. The Company intends to seek smaller office space when the lease expires since it is outsourcing the storage and distribution of the educational products to its distributor, Queue, Inc.

ITEM 3. Legal Proceedings
-------------------------
none

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
none

                                 PART II
                                 -------

ITEM 5. Market for the Company's Common Equity and Related Shareholder
        Matters
----------------------------------------------------------------------
     The Company's Common Stock has been traded on a limited and sporadic sporadic basis in the over-the-counter market since its initial public offering in 1985. The following table sets forth for the Company's fiscal periods indicated the high and low bid quotation in the over-the-counter market for the Company's Common Stock. Quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal year ended                         Common Stock
                                          High     Low
------------------------------            ----     ---
1998

First Quarter                             .25     .15
Second Quarter                            .25     .15
Third Quarter                             .25     .15
Fourth Quarter                            .25     .15
1999
First Quarter                             .25     .15
Second Quarter                            .30     .18
Third Quarter                             .33     .18
Fourth Quarter                            .35     .18

     At December 27, 1999 management believes that the approximate number of beneficial holders of the Company's Common Stock was 240. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 27, 1999 the Company's transfer agent advised that there were 197 holders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------
     The Company has been in business for over 18 years creating multimedia instructional products for schools and businesses.

     Total sales for fiscal 1999 were $861,176, a decrease of 31% from $1,256,463 in the previous year. The decrease in part reflects the Company's change from selling directly to schools to utilizing a distributor. In addition, revenues from sale of video services declined from $906,377 to $444,526 in 1999 due to the loss of a major customer contract which was completed in September 1998.

     Sales from video production service declined by over 50% in the year ended September 30, 1999. However, management was not able to reduce the fixed costs associated with maintaining the video equipment, such as depreciation, maintenance, and personnel, during the fiscal year. Operating costs for the video service department were $494,851 on revenues of $444,526 compared to costs of $740,784 on video sales of $906,377 in the previous fiscal year.

     Accounts receivable were $203,642 and $375,685, respectively, for the years ended September 30, 1999 and 1998.

     General and administrative expenses declined slightly in fiscal 1999 from the previous year. G & A expenses were $446,852 compared to $448,262 in 1998.

    The Company is dependent on a limited number of video customers. If any of these customers delay orders, change management, or cut budgets for inhouse training, seminars, video newsletters, or purchase their own video editing equipment, the Company's business could be severely affected. In fiscal 1999 our three largest corporate video customers accounted for 38% of video revenues.

    The principal factors that could affect our future operating results are a loss of a major video customer and delay in introducing new school products when state required proficiency tests are discontinued or replaced by different test models.

    Company has taken steps to reduce production costs by reducing staffing and will outsource some of its creative services. An aggressive advertising campaign including telemarketing and mailings to local small and medium size businesses to promote the Company's new website development services is expected to help improve sales and profit margins in the second quarter of the new fiscal year.

    The Company invests its cash principally in equity and mutual funds. At December 22, 1999 the portfolio had a market value of approximately $813,000.

    Cash provided by operating activities will continue to be the primary source of operating funds. The Company utilizes income from its securities portfolio for operating expenses, when necessary, and capital equipment purchases.

     Management believes that the Company's cash and marketable securities position, along with funds generated from operating activities will be sufficient to meet cash requirements for the foreseeable future.

     The Company's current line of software products are Y2K compliant. The Company's accounting system was upgraded and tested prior to September 30, 1999 and is Y2K ready. The Company's administrative systems: alarm, postage meter, video editing interface, were tested and found Y2K ready.

ITEM 7.  Financial Statements and Supplementary Data
----------------------------------------------------
See attached Financial Statements.

ITEM 8. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
None

                            PART III
                            --------

ITEM 9. Directors and Executive Officers of Registrant
-------------------------------------------------------
     The executive officer and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras     59   President, Secretary/Treasurer and Director
Marcus Ruger        68   Director
Dale Spaulding      59   Director
David Sousa         60   Director

     Rosemary Comras, co-founder of the Company, was elected President of the Company on March 1996 and Chairman and Chief Executive Officer on September 4, 1996 following the death of Jay Comras. Ms. Comras previously was Vice President, Secretary/Treasurer and a director of the Company since its inception in 1981. Ms. Comras, a graduate from Fairleigh Dickinson University, was employed as Accounting Manager at Telesciences Computer Systems Inc. prior to starting the Company.

    Dr. Marcus Ruger has been a director of the Company since March, 1986. Dr. Ruger was employed as Director of Assessment Services for the Mountain Plains Regional Office of American College Testing (ACT) from 1983 until his retirement in September 1995. Dr. Ruger will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of time.

    Dr. David Sousa has been a director of the Company since April, 1994. Dr. Sousa was employed as Superintendent for the New Providence New Jersey School district from 1991 till July 1994. Dr. Sousa conducts training seminars and provides consulting services to schools, and is the author of "How the Brain Learns" and other publications. Dr. Sousa will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

    Dr. Dale Spaulding was elected as director on April 23, 1998. Dr. Spaulding was previously employed as principal of the Lampeter-Strasburg High School District from July 1973 till September 1997. Dr Spaulding served as President of the NASSP from 1993 to 1994 and as member of the Board of Directors of the International Confederation of Principals from 1993 to 1996. Dr. Spaulding will devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

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

ITEM 10.  Executive Compensation
--------------------------------

     The following table sets forth information concerning the com-pensation paid to Rosemary Comras, the Company's Chairman, President, and Chief Executive Officer, during the previous two fiscal years. There are no executive officers of the Company for whom the total annual salary and bonus exceeds $100,000.

                         Fiscal     Salary              Other
                         year                      Compensation(1)
-------------            ------    ---------       ---------------
Rosemary Comras,         1998      $82,027             $ 3,900
Chairman,                1999       83,005               3,900
President and CEO

(1) Compensation consists of reimbursement of health insurance premiums.

     The Company has a three year employment agreement commencing
September 1,1996, with Rosemary Comras, President and Secretary/Treasurer of the Company, renewable annually, at a current salary of $83,000/yr. and a cash bonus of 2.5% of the Company's net profit before taxes.

     The Company may, in the future, offer disability insurance, reimbursement of medical expenses and such other benefits as may be authorized by the Board of Directors. Presently, all full-time employees are eligible to receive Company paid health insurance. No retirement, pension, profit sharing, or other similar program has been adopted by the Company. No surviving warrants or stock options have been granted to any officer, director or other employee of the Company. However, such benefits may be adopted or options granted in the future, if they are authorized by the Board of Directors.

Compensation of Directors
-------------------------
     Outside directors receive a compensation of $500 for each board meeting attended and $100/hr. for participation in committees or as consultants to the Company, and are reimbursed for the reasonable out-of-pocket expenses incurred in connection with the performance of their services as directors.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock: (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group:

Name and address of        Amount and Nature of          Percentage of
Beneficial Owner           Beneficial Ownership          Ownership
------------------------   --------------------          -------------
Rosemary Comras                 1,120,000                 33%

Rosemary Comras                   975,000                 29%
ITF Kevin Comras and
JoAnn Doniloski

Marcus Ruger                           --                 --

Dale Spaulding                         --                 --

David Sousa                         6,000                 less than 1%
----------------------------------------------------------------------
All officers and directors
as a group (4 persons)          2,101,000                 62%

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

3.2    Certificate of Amendment to the Certificate of Incorporation (A)
3.3    Certificate of Change to the Certificate of Incorporation  (A)
3.4    By-Laws of the Registrant (A)
10.2   Contract of Employment with Rosemary Comras (A)
10.2a  Renewal of Employment Contract with Rosemary Comras (O)
10.2b  Renewal of Employment Contract with Rosemary Comras (P)
10.3   Memorandum of Agreement with the NASSP (A)
10.4   Memorandum of Agreement with the NASSP and CBS Software (A)
10.5   Memorandum of Agreement with the NASSP (Achievement Tests) (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT) Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)
10.16b Amendment No. 2 to Lease (O)
10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  intentionally omitted
10.20  Loan Agreement with Jay and Rosemary Comras (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)
10.23  Distribution Agreement with Queue, Inc. (Q)
(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B)    Incorporated by reference, filed with Pre-Effective Amendment
       No. 2 of the Company's Registration Statement, File No.
       2-98176-NY on or about July 18 1985
(C)    Incorporated by reference, filed with form 8-K, on August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by reference, filed with Form 8-K on August 12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by reference, filed with Form 10-K on Jan. 13, 1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994
(P)    Filed with From 10-K on December 30, 1996
(Q)    Filed with Form 10-KSB on December 30, 1998

                     REPORT OF INDEPENDENT AUDITORS

Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the years ended September 30, 1999, and 1998 in conformity with generally accepted accounting principles.



                                 STANLEY J. MORIN & ASSOCIATES, P.C.


Cedar Knolls, New Jersey
December 22, 1999

                         INSTRUCTIVISION, INC.
                            BALANCE SHEET
                          September 30, 1999

                                                      1999
                                                  -----------
Current assets
Cash                                              $    1,241
Accounts receivable                                  203,642
Investments                                          694,121
Inventory                                            168,582
Prepaid expenses                                      17,529
                                                  -----------
 Total current assets                              1,085,115

Property and equipment at cost, less
 accumulated depreciation                            162,789

Other assets
Capitalized software - net of amortization           193,441
Deposits                                              13,125
Deferred income taxes                                 31,000
                                                  -----------
 Total other assets                                  237,566
                                                  -----------
 Total assets                                     $1,485,470
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $   54,105
Accrued expenses                                      25,739
Note payable                                           6,041
Deferred income taxes                                 31,000
                                                  -----------
 Total current liabilities                           116,885
                                                  -----------
 Total liabilities                                   116,885
                                                  -----------
Stockholders' equity
Common Stock, $.001 par value, 10,000,000
shares authorized, 3,350,000 shares issued
and outstanding                                        3,350
Additional paid-in capital                         1,425,218
Accumulated earnings                                (106,277)
Unrealized gain on investment -net of income tax      46,294
                                                  -----------
 Total stockholders' equity                        1,368,585
                                                  -----------
 Total liabilities and stockholders' equity       $1,485,470
                                                  ===========

[FN]
          See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
           For each of the Two Years ended September 30, 1999

                                           1999         1998
                                       ----------    ----------
Revenues
Net sales: Products                    $  416,650    $  350,086
           Services                       444,526       906,377
                                        _________     _________
 Total revenues                           861,176     1,256,463

Costs and expenses
Cost of sales
   Products                               232,460       291,243
   Services                               494,851       740,785
                                       -----------   -----------
 Total cost of sales                      727,311     1,032,028
General and administrative expenses       446,852       448,262
Interest expense                            1,190         2,832
Investment income                         (71,364)      (70,083)
                                       -----------   -----------
Loss before income taxes                 (242,813)     (156,576)
Provision for income taxes                 26,200         2,700
                                       -----------   -----------
Net income (loss)                      $ (269,013)   $ (159,276)
                                       ===========   ===========
Loss per share                               (.08)         (.05)
                                       ===========   ===========

[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY
              For the Two Years Ended September 30, 1999

                Common Stock    Additional  Accum.    Unrealized   Total
              Shares    Amount   paid-in    (Deficit)  Gain on
                                 Capital    Earnings  Investments
             ---------  ------  ----------  --------  ---------  ----------

Balance,
Sept.30,1997 3,350,000  $3,350  $1,425,218  $322,012    43,870   $1,794,450

Net loss
for year          --      --         --     (159,276)  (32,622)    (191,898)
             ---------  ------  ----------  ---------  --------  -----------
Balance
Sept.30,1998 3,350,000  $3,350  $1,425,218  $162,736   $11,248   $1,602,552

Net loss
for year          --      --         --     (269,013)   35,046     (233,967)
             ---------  ------  ----------  ---------  --------  -----------
Balance
Sept.30,99   3,350,000  $3,350  $1,425,218  (106,277)   46,294    1,368,585
             =========  ======  ==========  =========  ========  ===========

[FN]
            See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For each of the Two Years Ended September 30, 1999

                                                1999          1998
                                             -----------  -----------
Operating activities:
Net income (loss)                            $ (269,013)  $ (159,276)
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation                                    83,127      124,915
 Amortization of capitalized software            69,444       57,443
 Loss (Gain) on sale of investment securities     4,408      (16,288)
Deferred income taxes                            26,000      (19,000)
Changes in operating assets and liabilities:
 (In)decrease in accounts receivable            172,043      (18,849)
 (In)decrease in inventory and prepaid expenses  (8,790)      28,032
 Decrease in accounts payable and
 accrued expenses                               (61,437)      (3,425)
                                             -----------   ----------
Net cash provided (utilized) by operating
 activities                                      15,782       (6,448)
Investing Activities:
 Additions to capitalized software              (87,045)     (52,421)
 Purchases of property, plant and equipment     (15,946)     (65,646)
 Purchases of investments                      (508,006)     (37,295)
 Sales of investments                           592,790      201,679
                                             -----------  -----------
Net cash provided (utilized) in investing
 activities                                     (18,207)      46,317
Financing activities:
 Principal payment on credit lines, notes
 payable and capital lease obligations           (7,944)     (29,896)
                                             -----------  -----------
Net cash (utilized) provided by
 financing activities                            (7,944)     (29,896)
 (De)increase in cash                           (10,369)       9,973
Cash at beginning of year                        11,610        1,637
                                             -----------  -----------
Cash at end of year                          $    1,241   $   11,610
                                             ===========  ===========
Supplemental disclosure of cash flow information:
                                            1999       1998
                                          -------    --------
Cash paid during the year for
Interest                                  $1,190     $ 2,832
Income taxes                                 200         150

[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 1999

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

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research and development costs incurred were insignificant for the years ended September 1999, and 1998 and have been expensed.

                            INSTRUCTIVISION INC.
                  NOTES TO FINANCIAL STATEMENT--(Continued)
                           September 30, 1999

e. Earnings per Share
---------------------
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earnings per share was 3,350,000 for each of the years ended September 30, 1999 and 1998. There were no common equivalent shares outstanding for any of those years.

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

NOTE 3. Investments

     At September 30, 1999, investments consisted of securities classified as available for sale.

     Following are the market values as determined by quoted market prices and original cost of marketable securities available for sale as of September 30, 1999:

[CAPTION]
                        Market        Cost      Unrealized
                        Value                   Gain
                        ----------   ---------  ----------

[S]                     [C]          [C]        [C]
Various investments     $ 694,121    $ 616,827  $  77,294

      Included in shareholders' equity at September 30, 1999 is $46,294 of unrealized gains on marketable securities available for sale, net of income tax of $31,000. The cost basis of securities sold is determined by using specific identification.

NOTE 4. Inventory

     The components of inventory at September 30, 1999 are as follows:

                                                 1999
                                              ---------
Work in process (video production cost)       $   1,523
Finished goods (video)                          105,767
Finished goods (workbooks)                       61,292
                                              ---------
                                              $ 168,582
                                              =========

                              INSTRUCTIVISION, INC
                  NOTES TO FINANCIAL STATEMENTS --(Continued)
                              September 30, 1999

NOTE 5. Property and Equipment

     At September 30, 1999 property and equipment is comprised of the following:

                                   Life (yrs)       1999
                                  -----------    ----------
Furniture and fixtures            3 -  8         $    65,834
Video equipment and computers     3 - 10           1,357,017
Automobile                             3              51,552
Leasehold improvements            5 - 10             109,520
                                                 -----------
                                                   1,583,923
Less accumulated depreciation                      1,421,134
                                                 -----------
Net                                              $   162,789
                                                 ===========

NOTE 6. Capitalized Software

     For the year ended September 30, 1999 accumulated amortization of costs related to computer software products held for sale was $345,897.

NOTE 7. Note Payable

     Note payable at September 30, 1999 consisted of the following:

                                                        1999
                                                     ----------
Installment loan with First Union Bank, maturing
June 2000, payable monthly, with interest of
approximately 10.5%. This loan is collateralized
by an automobile of the Company                      $   6,041
                                                     =========

NOTE 8. Fair Value of Financial Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 1999 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                          INSTRUCTIVISION, INC.
             NOTES TO FINANCIAL STATEMENTS --continued
                          September 30, 1999

NOTE 9. Income Taxes

     Significant components of the Company's deferred income tax liabilities and assets as of September 30, 1999 are as follows:

                                               1999
                                           ----------
Deferred tax liabilities :
 Depreciation                              $  32,000
Unrealized gain on investments                31,000
                                           ---------
 Total                                        63,000
Deferred tax assets:
 Net operating loss carryforwards            357,100
 Tax credit carryforwards                     35,000
 Alternate minimum tax paid credit            40,000
 Valuation allowance                        (369,100)
                                            ---------
 Total                                        63,000
                                            ---------
Net deferred tax assets                     $      0
                                            =========

    The valuation allowance for deferred tax assets was decreased by $45,000 for the year ended September 30, 1999 due to the expectation of Federal and State net operating carryforwards expiring unused.
Significant components of the provision for income taxes are as follows:

                                                1999
                                             _________
Current:
  Federal                                     $     --
  State                                            200
                                              --------
  Total current                                    200
Deferred:
  Federal                                       19,000
  State                                          7,000
                                              --------
  Total deferred                                26,000
                                              --------
  Total income tax expense                    $ 26,200
                                              ========

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:

                           INSTRUCTIVISION, INC.
               NOTES TO FINANCIAL STATEMENTS --continued
                           September 30, 1999


                                              1999
                                             ------
Statutory rate                                (30)%
State income tax                              ( 9)
Net operating loss                             40
Changes in valuation allowance                  8
                                              -----
  Total                                         9 %
                                              =====

     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                               Federal                     State
                  -----------------------------------   --------------
Year of           Operating Loss    Investment Tax      Operating Loss
Expiration        Carryforward    Credit Carryforward   Carryforward
---------------   --------------  -------------------   --------------
2000                      --              1,000                --
2001                      --             34,000                --
2002                  249,000                --            77,000
2003                      --                 --            80,000
2004                  144,000                --                --
2006                   15,000                --                --
2008                   63,000                --                --
2009                   82,000                --             9,000
2010                  133,000                --           142,000
2011                  266,000                --           278,000
                    ---------        ----------         ---------
                    $ 952,000        $   35,000         $ 586,000
                    =========        ==========         =========

NOTE 10. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $154,949 in 1999 and $148,193 in 1998, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the years ended September 30th, are as follows:

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

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INSTRUCTIVISION, INC.
                             Registrant

December 30, 1999            s/Rosemary Comras
                             Principal Executive, Financial and
                             Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                   Title and Capacity              Date
-------------------         ------------------              ----------
[S]                         [C]                             [C]
Rosemary Comras             President, Secretary/Treasurer  12/30/99

Marcus Ruger                Director                        12/30/99

Dale Spaulding              Director                        12/30/99

David Sousa                 Director                        12/30/99