Form 10QSB
period 1999-12-31
INSTRUCTIVISION INC
filed 2000-02-14
CIK 770183

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 1999

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

                         YES [X]        NO [ ]

     As of December 31, 1999, there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----

Part I:     Financial Statement

            Balance Sheets at December 31, 1999         4

            Statement of Operations for the three       5
            months ended December 31, 1999 and 1998

            Statement of Cash Flows for the three       6
            months ended December 31, 1999 and 1998

            Notes to Interim Financial Statements       7

Part II:    Management's Discussions and Analysis       8
            of Financial Condition and Results of
            Operations.

Signature                                               9

            Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

                       INSTRUCTIVISION, INC
                          BALANCE SHEETS
                         December 31, 1999
                           (unaudited)
                                                   December 31,
                    ASSETS                            1999
                                                   ------------
Current assets
Cash                                               $    2,427
Investments                                           849,234
Accounts receivables                                  182,578
Inventory                                             193,340
Prepaid expenses                                       13,287
Deferred income taxes                                      --
                                                   -----------
 Total current assets                               1,240,866

Property and equipment at cost, less
  accumulated depreciation                            146,894
Other assets
Capitalized software - net of amortization            177,501
Deposits                                               13,125
Deferred income taxes                                  31,000
                                                   -----------
 Total other assets                                   221,626
                                                   -----------
 Total assets                                      $1,609,386
                                                   ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                   $   56,652
Accrued expenses                                       27,600
Notes payable - current portion                         4,078
Deferred income taxes                                  76,100
                                                   -----------
 Total current liabilities                            164,430
                                                   -----------
 Total liabilities                                    164,430
                                                   -----------
Stockholders' equity
Common Stock, $.001 par value, 10,000,000 shares
authorized, 3,350,000 shares, issued & outstanding      3,350
Additional paid-in capital                          1,425,218
Accumulated surplus                                   (86,036)
Unrealized gain on Investments                        102,424
                                                   -----------
 Total stockholders' equity                         1,444,956
                                                   -----------
 Total liabilities and stockholders equity         $1,609,386
                                                   ===========

        See accompanying notes to financial statements
Page 4

                          INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
         For the Three Months Ended December 31, 1999 and 1998
                            (unaudited)
                                      December 31,   December 31,
                                          1999           1998
                                      ------------   ------------
Revenues
Net sales
 Products                             $   94,113     $   120,840
 Services                                125,126         145,200
                                      -----------    ------------
 Total sales                             219,239         266,040

Investment Income                         80,330          28,612
                                      -----------    ------------
 Total Revenues                          299,569         294,652

Costs and expenses
Cost of sales
   Products                               81,253          63,478
   Services                               92,264         152,571
                                      -----------    ------------
 Total cost of sales                     173,517         216,049

General and administrative expenses       97,572         131,061
Interest expenses                            140             241
                                      -----------    ------------
 Total costs and expenses                271,229         347,351
                                      -----------    ------------
Income (loss) before income taxes         28,340         (52,699)

Provision for income taxes                 8,100              --
                                      -----------    ------------
Net income (loss)                     $   20,240     $   (52,699)
                                      ===========    ============
Earnings (loss) per share               $    .01         $ (.02)
                                      ===========    ============

         See accompanying notes to financial statements

Page 5

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
           For the Three Months Ended December 31, 1999 and 1998
                                (Unaudited)
                                           December 31, December 31,
                                               1999        1998
                                           -----------  ------------
Operating activities
Net (loss) income                           $  20,240    $ (52,699)
Adjustments to reconcile net income to
 net cash provided by operating activities
Depreciation                                   17,956       29,482
Amortization of capitalized software           15,550        6,004
Changes in operating assets and liabilities:
Decrease in accounts receivable                21,064      189,969
De(In)crease in inventory & prepaid expenses   10,987      (29,853)
In(De)crease in accounts payable and accrued
 expenses                                      12,508      (24,164)
                                            ----------   ----------
Net cash provided by operating activities      98,305      118,739

Investing activities
Additions to investments                      (61,982)      (3,613)
Additions to capitalized software             (31,113)     ( 9,199)
Purchases of property, plant and equipment     (2,061)     ( 3,536)
                                            ----------   ----------
Net cash utilized in investing activities     (95,156)     (16,348)

Financing activities
Principal payment on credit lines, notes
payable and capital lease obligations          (1,963)     ( 1,869)
                                            ----------   ----------
Net cash (utilized) provided by
financing activities                           (1,963)      (1,869)

Increase in cash                                1,186      100,522
Cash at beginning of period                     1,241       11,610
                                            ----------   ----------
Cash at end of period                       $   2,427      112,132
                                            ==========   ==========

Supplemental disclosure of cash flow information:
                                                 December 31,
                                                    1999
                                                 -----------
Cash paid during the year for
Interest                                         $    140


Page 6

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 1999
                              (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended
December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended December 31, 1999 and 1998.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------

    At the start of our 2000 fiscal year, the outlook appears positive. The Company released two new books, HSPA Success in Language Arts and ESPA Success in Mathematics, to prepare students for the 11th grade and 4th grade New Jersey Assessments, respectively. We expect that these new products, as well as two additional textbooks and software programs scheduled for release in spring 2000, will help increase educational product sales in the fourth quarter of fiscal 2000.

      For the three months ended December 31, 1999, the Company had net sales of $219,239, down 18% from $266,040 from the same period in 1998. Revenues from commercial video services were $125,126, or 14% lower than the quarter ended December 1998 of $145,200. For the quarter ended December 1997, video services sales were $210,854. Video sales were affected by bad weather which resulted in cancellation and delays in scheduled productions. Sales from school products were $94,113 for the quarter ended December 31, 1999 compared to sales of $120,840 for the quarter ended December 1998, and $92,656 for December 1997.

    The Company reported a pretax income of $28,340 or $.01 per share for the three months ended December 31, 1999 compared to a loss of $52,699 or $.02 per share in the prior year.

    Cost of sales decreased during the quarter ended December 31, 1999 by 13% from the quarter ended December 31, 1998. COGS were 60% of sales for the quarter ended December 1999 compared to 63% for the quarter ended September 1999. The Company also reduced G&A expenses by 10% over the previous quarter.

    The Company's investment portfolio, which is comprised of growth and technology stock mutual funds, increased in value by $61,982 over the previous quarter.

    The Company had a current ratio as of December 31, 1999 of 7:1.

    Management is committed to continue its mission for cost cutting and publication of new products for the growing market in test preparation in American public schools, particularly for online learning, in order to reach profitability by the end of the fiscal year.

                            SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.
                                   s/Rosemary Comras

February 14, 2000                  Rosemary Comras
                                   President and Chief
                                   Accounting Officer