Form 10QSB
period 2000-03-31
INSTRUCTIVISION INC
filed 2000-05-15
CIK 770183

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

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

                         YES [X]        NO [ ]

     As of March 31, 2000, there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----

Part I:     Financial Statement

            Balance Sheets at March 31, 2000            4

            Statement of Operations for the six         5
            months ended March 31, 2000 and 1999

            Statement of Operations for the three       6
            months ended March 31, 2000 and 1999

            Statement of Cash Flows for the six         7
            months ended March 31, 2000 and 1999

            Notes to Interim Financial Statements       8

Part II:    Management's Discussions and Analysis       8
            of Financial Condition and Results of
            Operations.

Signature                                               9

Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

                       INSTRUCTIVISION, INC
                          BALANCE SHEETS
                          March 31, 2000
                           (unaudited)
                                                    March 31,
                    ASSETS                            2000
                                                   ------------
Current assets
 Cash                                              $    20,848
 Investments                                           922,309
 Accounts receivables                                  187,574
 Inventory                                             192,379
 Prepaid expenses                                        9,008
                                                   -----------
  Total current assets                               1,332,118

Property and equipment at cost, less
  accumulated depreciation                             119,504
Other assets
 Capitalized software - net of amortization            190,789
 Deposits                                               13,125
 Deferred income taxes                                  31,000
                                                   -----------
  Total other assets                                   234,914
                                                   -----------
Total assets                                       $ 1,686,536
                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                  $    42,117
 Accrued expenses                                      136,220
 Notes payable - current portion                         2,063
                                                   -----------
 Total current liabilities                             180,400
                                                   -----------

Stockholders' equity
 Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding      3,350
 Additional paid-in capital                          1,425,218
 Accumulated deficit                                   (78,362)
 Unrealized gain on Investments                        155,930
                                                   -----------
  Total stockholders' equity                         1,506,136
                                                   -----------
Total liabilities and stockholders equity          $ 1,686,536
                                                   ===========

        See accompanying notes to financial statements

Page 4

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
             For the six months ended March 31, 2000 and 1999
                             (unaudited)

                                           March 31,    March 31,
                                              2000        1999
                                         -----------   ----------
Revenues
Net Sales
  Products                               $ 191,692     $ 286,139
  Services                                 230,563       198,819
                                         ---------     ----------
     Total Sales                           422,255       484,958

Investment Income                          106,836        69,968
                                         ---------     ----------
Total Revenues                             529,091       554,926

Costs and expenses
Cost of sales
  Products                                 152,539       113,108
  Services                                 164,008       301,868
                                         ---------      ---------
Total cost of sales                        316,547       414,976

General and administrative expenses        176,300       226,968
Interest expenses                              229           754
                                         ---------     ----------
Total costs and expenses                   176,529       642,698
                                         ---------     ----------
Income (loss) before income taxes           36,015       (87,772)

Provision for income taxes                   8,100           --
                                         ---------     ----------
Net income (loss)                        $  27,915     $ (87,772)
                                         =========     ==========
Earnings per share                       less than      $ (0.02)
                                            $ 0.01
                                         =========     ==========

See accompanying notes to financial statements

Page 5

                              INSTRUCTIVISION, INC.
                            STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 2000 and 1999
                                   (unaudited)

                                        March 31,    March 31,
                                           2000         1999
                                      -----------   -----------
Revenues
Net sales
 Products                             $   97,579     $  165,299
 Services                                105,437         53,619
                                      -----------    -----------
 Total sales                             203,016        218,918

Investment Income                         26,506         41,356
                                      -----------    -----------
 Total Revenues                          229,522        260,274

Costs and expenses
Cost of sales
   Products                               71,286         69,630
   Services                               71,744        129,297
                                      -----------    ------------
 Total cost of sales                     143,030        198,927

General and administrative expenses       78,728         95,907
Interest expenses                             89            513
                                      -----------    -----------
 Total costs and expenses                221,847        295,347
                                      -----------    -----------
Income (loss) before income taxes          7,675        (35,073)

                                      -----------    -----------
Net income (loss)                     $    7,675     $  (35,073)
                                      ===========    ===========
Earnings (loss) per share              less than
                                        $   .01         $ (.01)
                                      ===========    ===========

         See accompanying notes to financial statements

Page 6

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
           For the Six Months Ended March 31, 2000 and 1999
                                 (Unaudited)

                                              March 31,    March 31,
                                                2000        1999
                                             ----------   ----------
Operating activities
Net income (loss)                            $   27,915    $ (87,772)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                   35,911       58,963
  Amortization of capitalized software           20,105       21,923
  Loss on sale of assets                          1,635          --
Changes in operating assets and liabilities:
  Decrease in accounts receivable                16,068      152,516
  De(In)crease in inventory & prepaid expenses   25,290      (25,539)
  In(De)crease in accounts payable and accrued
   expenses                                      (5,507)     (58,277)
                                              ----------   ----------
Net cash provided by operating activities       121,417       61,814

Investing activities
  Net additions to investments                  (45,552)     (31,859)
  Net additions to capitalized software         (58,019)     (24,617)
  Net purchases of property, plant & equipment    5,739       (4,770)
                                              ----------   ----------
Net cash utilized in investing activities       (97,832)     (61,246)

Financing activities
 Principal payment on credit lines, notes
 payable and capital lease obligations           (3,978)      (4,166)
                                              ----------   ----------
Net cash (utilized) provided by
financing activities                             (3,978)      (4,166)

Increase in cash                                 19,607       (3,598)
Cash at beginning of period                       1,241       11,610
                                              ----------   ----------
Cash at end of period                         $  20,848    $   8,012
                                              ==========   ==========

Supplemental disclosure of cash flow information:
                                                 March 31,   March 31,
                                                   2000       1999
                                                 ---------   --------
Cash paid during the year for interest           $   229     $  764

Page 7

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            March 31, 2000
                              (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended March 31, 2000 and 1999.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.

    The Company released two new supplemental teaching programs during the quarter ended March 31, 2000: ESPA Success in Language Arts for
New Jersey's fourth grade test and a software program for high school students preparing for the new HSPA (New Jersey high school proficiency assessment) in Mathematics. The Company also completed production of two educational video tapes in its new MATH MADE EASY video series.

    Management believes that these new products, as well as additional programs for Connecticut and Florida scheduled for release for the 2000/ 2001 school year, will help increase educational product sales in the fourth quarter of fiscal 2000 by more than 10% over the previous year.

     For the three months ended March 31, 2000, the Company had net sales of $203,016, 7% lower than the same period in 1999 due to lower school sales. Revenues from commercial video services increased from $53,619 in 1999 to $105,437 in the quarter just ended.

    The Company reported a net income of $7,675, or less than $.01 per share, on total revenues of $229,522 for the quarter ended March 31, 2000, compared to a loss of $35,073, or $,01 per share, on revenues of $260,274 in the second quarter of 1999, and a net income of $20,060 in the prior quarter.

    Cost of sales were 70% of sales, compared to 80% of sales in the previous quarter and 90% in the second quarter in fiscal 1999. The Company's continuing efforts in cost reduction resulted in a reduction of 20% in G&A expenses from the same quarter in 1999. The Company had a current ratio on March 31, 2000 of 7:1.

    Management is continuing its effort for cutting costs and expanding its product line for the growing test preparation market in public schools.

                            SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.
                                   s/Rosemary Comras

May 13, 2000                       Rosemary Comras
                                   President and Chief
                                   Accounting Officer