Form 10QSB
period 2000-06-30
INSTRUCTIVISION INC
filed 2000-08-15
CIK 770183

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

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

                         YES [X]        NO [ ]

     As of June 30, 2000, there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.

                         INDEX

                                                    Page
                                                    ----

Part I:     Financial Statement

            Balance Sheets at June 30, 2000             4

            Statement of Operations for the nine        5
            months ended June 30, 2000 and 1999

            Statement of Operations for the three       6
            months ended June 30, 2000 and 1999

            Statement of Cash Flows for the nine        7
            months ended June 30, 2000 and 1999

            Notes to Interim Financial Statements       8

Part II:    Management's Discussions and Analysis       8
            of Financial Condition and Results of
            Operations.

Signature                                               9

Part I. - FINANCIAL INFORMATION

Note: The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

                       INSTRUCTIVISION, INC
                          BALANCE SHEETS
                          June 30, 2000
                           (unaudited)
                                                    June 30,
                    ASSETS                            2000
                                                   ------------
Current assets
 Cash                                              $       900
 Investments                                           808,417
 Accounts receivables                                  140,143
 Inventory                                             196,774
 Prepaid expenses                                        8,560
                                                   -----------
  Total current assets                               1,154,794

Property and equipment at cost, less
  accumulated depreciation                             103,120
Other assets
 Capitalized software - net of amortization            184,474
 Deposits                                               13,125
 Deferred income taxes                                  31,000
                                                   -----------
  Total other assets                                   228,599
                                                   -----------
Total assets                                       $ 1,486,513
                                                   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                  $    47,527
 Accrued expenses                                       97,785
                                                   -----------
 Total current liabilities                             145,312
                                                   -----------

Stockholders' equity
 Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding      3,350
 Additional paid-in capital                          1,425,218
 Accumulated deficit                                  (184,272)
 Unrealized gain on Investments                         96,905
                                                   -----------
  Total stockholders' equity                         1,341,201
                                                   -----------
Total liabilities and stockholders equity          $ 1,486,513
                                                   ===========

        See accompanying notes to financial statements

Page 4

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
             For the nine months ended June 30, 2000 and 1999
                             (unaudited)

                                           June 30,    June 30,
                                             2000        1999
                                         ----------   -----------
Revenues
Net Sales
  Products                               $ 285,865     $ 357,226
  Services                                 290,470       268,047
                                         ----------    ----------
     Total Sales                           576,335       625,273

Investment Income                          110,617        71,651
                                         ----------    ----------
Total Revenues                             686,952       696,924

Costs and expenses
Cost of sales
  Products                                 247,738       155,253
  Services                                 241,244       424,050
                                         ----------    ----------
Total cost of sales                        488,982       579,303

General and administrative expenses        267,429       326,875
Interest expenses                              271           999
                                         ----------    ----------
Total costs and expenses                   756,682       907,177
                                         ----------    ----------
Income (loss) before income taxes          (69,730)     (210,253)

Provision for income taxes                   8,265           --
                                         ----------    ----------
Net income (loss)                        $ (77,995)    $(210,253)
                                         ==========    ==========
Earnings per share                        $ (0.02)      $ (0.06)
                                         ==========    ==========

See accompanying notes to financial statements

Page 5

                              INSTRUCTIVISION, INC.
                            STATEMENT OF OPERATIONS
               For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                         June 30,     June 30,
                                           2000         1999
                                      -----------   -----------
Revenues
Net sales
 Products                             $  94,173     $  71,087
 Services                                59,907        69,228
                                      ----------    ----------
 Total sales                            154,080       140,315

Investment Income                         3,781         1,683
                                      ----------    ----------
 Total Revenues                         157,861       141,998

Costs and expenses
Cost of sales
   Products                              95,199        42,145
   Services                              77,236       122,182
                                      ----------    ----------
 Total cost of sales                    172,435       164,327

General and administrative expenses      91,129        99,907
Interest expenses                            42           245
                                      ----------    ----------
 Total costs and expenses               263,606       264,479
                                      ----------    ----------
Income (loss) before income taxes      (105,745)     (122,481)
Provision for income taxes                  165            --
                                      ----------    ----------
Net income (loss)                     $(105,910)    $(122,481)
                                      ==========    ==========
Earnings (loss) per share              $  (0.03)      $ (0.04)
                                      ==========    ==========

         See accompanying notes to financial statements

Page 6

                           INSTRUCTIVISION, INC.
                          STATEMENT OF CASH FLOWS
           For the Nine Months Ended June 30, 2000 and 1999
                                 (Unaudited)

                                               June 30,    June 30,
                                                 2000        1999
                                              ----------  ----------
Operating activities
Net income (loss)                             $ (77,995)  $(210,253)
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation                                   52,295      89,662
  Amortization of capitalized software           34,613      49,029
  Disposal of equipment                           9,435          --
Changes in operating assets and liabilities:
  Decrease in accounts receivable                63,499     246,625
  De(In)crease in inventory & prepaid expenses   21,343     (20,026)
  In(De)crease in accounts payable and accrued
   expenses                                         468     (99,641)
                                               ---------  ----------
Net cash provided by operating activities       103,658      55,396

Investing activities
  Additions to investments                      (29,685)      6,900
  Additions to capitalized software             (66,212)     (48,957)
  Purchases of property, plant & equipment       (2,061)    (12,573)
                                               ---------  ----------
Net cash utilized in investing activities        97,958     (54,630)

Financing activities
 Principal payment on credit lines, notes
 payable and capital lease obligations           (6,041)     (6,030)
                                               ---------   ---------
Net cash (utilized) provided by
financing activities                             (6,041)     (6,030)

Decrease in cash                                   (341)     (5,264)
Cash at beginning of period                       1,241      11,610
                                               ---------   ---------
Cash at end of period                          $    900    $  6,346
                                               =========   =========
Supplemental disclosure of cash flow information:
                                                 June 30,   June 30,
                                                   2000       1999
                                                 --------   --------
Cash paid during the year for interest           $   271     $   999

Page 7

                          INSTRUCTIVISION, INC.
                 NOTES TO INTERIM FINANCIAL STATEMENTS
                            June 30, 2000
                             (unaudited)

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the period ended June 30, 2000 and 1999.

Item II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.

    The Company entered the Connecticut education market with the first in its new CMT Success series for the 8th and 4th grade Mathematics test.
The Company intends to release new software programs for the New Jersey and Louisiana school market when the new school year begins in September. The Company also completed production of the third video tape in its new MATH MADE EASY video series.

    Management believes that these new products will help the Company increase school sales in the growing test preparation market.

    For the nine months ended June 30, 2000, the Company had revenues of $686,952, or $.20 per share, compared to $696,924 in the same period in 1999. Sales from school products increased slightly during the current quarter while revenues from video production services have decreased during the same period. Sales of commercial video production services continue to be negatively affected by the competition from low cost non-linear editing facilities.

    The Company reported a net loss of $.03 per share for the quarter, compared to a loss of $.04 in the same quarter last year. The working capital ratio as of June 30, 2000 was 7:1.

    As the Company enters the fourth quarter of the fiscal year, when 70% of school purchases are normally made, management believes that the Company's line of new school product will enable it to meet or exceed previous years' sales.

                            SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.
                                   s/Rosemary Comras

August 15, 2000                    Rosemary Comras
                                   President and Chief
                                   Accounting Officer