Form 10KSB
period 2000-09-30
INSTRUCTIVISION INC
filed 2000-12-29
CIK 770183

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                            FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2000

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

                          YES [X]       NO [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 27, 2000, was $670,000 based on the over-the-counter closing bid price of $.20 per share on December 27, 2000.

     The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding on December 27, 2000 was 3,350,000.

     This Form 10-KSB contains forward-looking statements. Such statements are subject to risk and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to risks detailed in this Form 10-KSB. Readers are cautioned not to place undue reliance on such forward-looking statements.

                            PART I

ITEM 1. BUSINESS
----------------
The Company
------------
     Instructivision, Inc. (the "Company") develops and markets multi-media educational and instructional products and related services. The Company's educational courseware consists of softcover books, software, and video programs. The products are marketed to elementary, middle and high schools, and colleges throughout the United States. In addition, the Company produces proprietary training videos and commercials for businesses in the Central New Jersey area. Educational products accounted for approximately 56% of the Company's fiscal year 2000 revenues.

     The Company owns a multi-media production facility in Livingston, NJ. Its corporate clients are large and medium size businesses in Central New Jersey. The Company's services include design, script writing, in house and on location video taping, linear and nonlinear post-production editing audio recording, animation, CD-ROM and DVD authoring, video duplication and fulfillment.

Background
----------
     The Company, a New Jersey corporation, was founded in 1981 by Jay Comras and Rosemary Comras to develop multimedia test preparation material for high school students preparing for college admission tests. The Company's supplemental educational publications now include elementary, middle, and high school test preparation material, and teacher training tapes. Since 1998 Queue, Inc. has been the Company's exclusive distributor for the majority of its products.

     The Company's full service video production studio and post-production facility was established in 1986 to provide an array of industrial and corporate video services in addition to the educational publications.
In the past the Company's principal commercial video revenues were derived from producing TV commercials for advertising companies, and medical videos for pharmaceutical companies, however, since 1998 the majority of video contracts have consisted of corporate employee training, event coverage, and website enhancements.

Current activities
------------------
1. Commercial video production

     The Company's multi-media production facility is located in central New Jersey, near corporate headquarters of several Fortune 100 companies. Recent customers have included Cendant, Siemens, Ticona, Prime Hospitality, Coldwell Banker, American Health News, Pfizer, Prudential Insurance, Chordiant and Whitehall Robins. The Company's full service production facility consists of a studio, a linear and a digital editing suite, audio-recording booth, animation, graphics, CD-ROM, DVD, Quicktime, Mpeg3, streaming video, and duplication equipment.

2. Educational video tapes, software and workbooks:

     The Company has a current inventory of twelve software programs assisting students preparing for SAT, GED, ACT, 8th grade and high school proficiency assessments with simulated practice tests. Most software programs are compatible with Windows 3.1, 95, 98, 2000, Unix, NT, Macintosh 7.5 to 8.5, OS operating and networking systems. Programs are shipped on diskettes, CD-ROMs, and via website download. Software prices are from $59 for single computer use, to $800 for school network licenses.

     The Company publishes a library of over 70 video titles for teachers on topics such as student discipline, motivation, cultural diversity, truancy, parent conferences, and suicide prevention. The Company sells its video tapes for $29 to $150 each.

     The Company's present line of 16 supplemental workbooks for the various assessment tests and accompanying teacher's guides are priced at $6.95 to $9.50 each.

The principal publications are:

HSPA SUCCESS, GEPA SUCCESS, ESPA SUCCESS, LEAP SUCCESS, CMT SUCCESS, MASTERING THE GED, SAT EDGE, STUDY SKILLS FOR SUCCESS.

     Gross revenues from the Company's principal product lines for the fiscal year ended September 30, 2000, are as follows: Software products $38,200; softcover books $275,600; video tapes and CD-ROMs $42,000; royalties and licenses $120,000.

     During the fiscal year ended September 30, 2000, the Company launched the following new products for the school market:

- ESPA Success in Mathematics and ESPA Success in Language Arts Literacy study books for New Jersey fourth grade standards tests,
- CMT Success in Mathematics for Connecticut eighth grade mathematics tests,
- HSPA Success Mathematics and Language Arts software practice tests,
- Revised LEAP Success Mathematics software for Louisiana 10th grade test,
- Math Made Easy series of 4 video lessons on VHS/CD-ROM.

     The Company produced a series of SAT and ACT test preparation programs for the National Association of Secondary School Principals (NASSP) for which the Company received royalties of 15% to 35%. The agreement was terminated as of June 30, 2000, at which time all copyright and publication rights of the products reverted to the Company. The publications are "SAT Excellerator" (software and workbooks) and "Improving College Admission Scores on the ACT" (software and workbooks) and SAT EDGE video course. Royalties received by the Company from NASSP were $20,000 in fiscal 2000. Revenues from the sale of these products in the 4th quarter were approx. $89,000.

     The Company also derives royalties of 1.25% to 3% from authorship of components of the TEST BEST series published by Harcourt General. In fiscal 2000 those royalties amounted to $99,789.

     The Company publishes its teacher training videos and other instructional video tapes under the trade name "Inservice Video Network." The Inservice Video Network catalog includes over 70 titles on various teaching topics. The authors of the individual tapes receive royalties of 5% to 12% from the sales of their respective tapes.

     Approximately 60% of the Company's revenues from educational products are derived from state test preparation material, 20% from national SAT/ACT/GED practice material, and 20% from royalties on products created for other publishers.

New product development:
-----------------------
     The Company develops new products over a period of six to twelve months. In addition, existing publications are frequently updated to conform to changes in test formats and to replace books with older copyright dates. Work in progress for the 2001 fiscal year include new software and supplemental textbooks for Florida's FCAT, Connecticut's Mastery Test and New Jersey ESPA software.

Future Plans:
------------
     In September 2000, the Company signed an agreement with Educational Options, Inc. to license the use of certain test preparation study material in Educational Options' internet learning site. The Company intends to create and publish test preparation courseware for Massachusetts and New York in addition to the states where the Company's products are currently being sold.

Marketing:
----------
     The Company's products are sold in the highly competitive test preparation market. The Company sells the majority of its educational products through its distributor, Queue Inc. The Company's agreement with Queue Inc. expires in March 2001. The Company participates in the marketing of its products at trade shows, distribution of sales catalogs, and the Company's online product catalog.

     The Company advertises its commercial video production services via yellow page ads, the internet, telemarketing, and networking.

Seasonality of the business:
---------------------------
     The educational marketplace is subject to seasonal fluctuations in its business that correlates to the traditional school year. 60% of the Company's educational product sales are realized during the fourth quarter of the fiscal year. Revenues from commercial video production services have in the past not been affected by season, thereby providing year-round cash flow for the Company.

Employees
---------
     The Company had 6 full-time employees at September 30, 2000. The Company's full time staff includes video engineers, editors, customer support and administrative personnel. The Company contracts with outside proofreaders, writers, artists, software programmers and educators to pro-duce, edit, and field-test the Company's products on an as-needed basis. The Company does not believe that the departure of any particular employee would have a long term adverse effect on the Company's operations. The Company anticipates maintaining this employment approach in the next fiscal year.

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

     A majority of the Company's products is marketed under the Company's name of Instructivision. The Company has been denied trademark protection by the U.S. Patent and Trademark Office for this name because, in the view of the examiners, the Company's name is not easily distinguishable from a registered trademark belonging to a Canadian firm. The Company does not believe that the absence of trademark protection for its name will cause any marketing difficulties for its products. Nevertheless, the Company cannot rule out the possibility of having the use of its name challenged and/or having to change its name. The Company may not have the resources to successfully defend an infringement action. Should the Company be required to change its name or adopt another name for marketing purposes, the cost of such change or adoption is presently undeterminable.

     Some of the Company's video programs are marketed under the trade name INSERVICE VIDEO NETWORK.

Backlog
-------
    The Company's sales backlog at September 30, 2000 consisted of contractual video production obligations to be filled over the next
90 days of approximately $58,000, compared to a backlog of $75,000 in 1999.

Competition
-----------
     The market for test preparation material is highly competitive, characterized by continual change in technology, and dominated by certain large corporations. Some of the Company's competitors are AMSCO, Kaplan, Harcourt General, Curriculum Associates, Educational Design, ACT, The College Board, and ETS. These competitors have more industry experience, and larger manufacturing, marketing, and servicing capabilities than the Company. There already are a large number of textbooks, software, video and CD-ROM programs directed at preparing students for the SAT, ACT, and high school proficiency tests on the market. The proliferation of Internet learning sites that teach elementary through college courses online without the necessity for purchasing textbooks and software, may impact on the Company's future business.

     The Company competes with other video production companies producing commercials and instructional video programs in the central
New Jersey area. Many large corporations have their own inhouse production capabilities. Corporations, in seeking to reduce operating costs, exert pressure on suppliers and vendors for price reductions and lower bids on video productions.

     The Company plans to continue competing in the multimedia educational market on the basis of its previous experience in developing test preparation software and video tapes and its ability to integrate video, audio and software production into new media formats, CD-ROM, DVD, and the internet.

ITEM 2. Property
----------------

     The Company's offices, teleproduction studio and software production facilities are housed in approximately 7,300 sq.ft. of leased office space at 3 Regent Street, near a major highway in Livingston, New Jersey. The minimum monthly rent as of September 30, 2000 was $9,133.75. Under the lease terms, the Company is responsible for insurance, maintenance, property taxes and other costs of occupancy. The lease will expire on June 30, 2001 unless renewed. The Company intends to relocate to a facility that is more suitable for its current space requirements.

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

Fiscal year ended                         Common Stock
                                          High     Low
------------------------------            ----     ---
1999

First Quarter                             .25     .15
Second Quarter                            .25     .18
Third Quarter                             .25     .18
Fourth Quarter                            .33     .18
2000
First Quarter                             .40     .20
Second Quarter                            .35     .20
Third Quarter                             .35     .20
Fourth Quarter                            .35     .20

     At December 27, 2000 management believes that the approximate number of beneficial holders of the Company's Common Stock was 240. This number is based upon the Company's stockholder mailing list and information provided to the Company by investors. At December 27, 2000 the Company's transfer agent advised that there were 198 holders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
-------------------------------------------------------------------

     Instructivision Inc. is a developer and marketer of multi-media study material for elementary through high schools and a producer of video production services for commercial customers.

     The Company had a net profit of $54,629 after taxes, for the fiscal year ended September 30, 2000, compared to a loss of $269,013 in fiscal 1999 and a loss of $159,276 in 1998.

     In each of the last two fiscal years, revenues from educational products increased by 19% over the previous year due to the introduction of new products. Many states have mandated new or revised tests for assessing progress in public elementary and high school students. Total educational product sales were $499,000 in fiscal 2000, $416,000 in 1999 and $350,000 in 1998. The Company's supplementary educational products are sold mainly in New Jersey, Florida, Louisiana and Connecticut. Materials for college admissions tests, such as the SAT, ACT and GED software, are sold nationwide.

     The business for video production services has continued to decline over the past two fiscal years. The Company is dependent on a limited number of video customers. If one of these customers delays purchases, establishes its own inhouse AV department, or is unable to meet its payment obligations the Company's business will be negatively affected. In fiscal 2000 the largest video customers by sales volume - Cendant, Coldwell Banker, Chordiant Software, Prime Hospitality, - accounted for $45% of the Company's video revenues.

     Sales from video production were 13% lower than in the previous year. Management attributes the decline in part to the availability of low cost
PC based production equipment making video editing affordable to small independent producers. Revenues from video production were $384,658 in fiscal year 2000, down from $444,526 in 1999 and $906,377 in 1998.

     Selling, general and administrative expenses for 2000 decreased by 22% over the previous year. The Company uses a distributor for most of its school products. General and administrative expenses were $348,154 in fiscal year ended September 30, 2000, compared to $446,852 in 1999 and $448,262 in 1998.

     The Company invests its cash in equity mutual funds. At September 30, 2000 the portfolio had a market value of approximately $760,000. Cash provided by the Company's operating activities and income from its securities portfolio were sufficient to fund working capital and expenditures during the fiscal year. Cost of improving or revising existing products are expensed during the period incurred; new product development cost is capitalized and depreciated over its useful life. During fiscal 2000 the Company spent approximately $120,000 creating new school products.

     The principal factors that could negatively affect our future operating results are the loss of a major video customer and major changes or dis-continuation of public school testing requirements.

     Management intends to continue to create and market supplemental teaching material for educational institutions nationwide, and to produce instructional video and software programs for businesses in the local tri-state area. The Company believes that its cash on hand, cash generated from operations and its securities portfolio will be sufficient to fund operating requirements and planned capital growth in the foreseeable future.

ITEM 7.  Financial Statements and Supplementary Data
----------------------------------------------------
See attached Financial Statements.

ITEM 8. Disagreements on Accounting and Financial Disclosure
------------------------------------------------------------
None

                            PART III
                            --------
ITEM 9. Directors and Executive Officers of Registrant
-------------------------------------------------------
     The executive officer and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras     60   President, Secretary/Treasurer and Director
Marcus Ruger        69   Director
Dale Spaulding      61   Director
David Sousa         62   Director

     Rosemary Comras, co-founder of the Company, was elected President of the Company on March 12, 1996 and Chairman and Chief Executive Officer on September 4, 1996 following the death of Jay Comras. Ms. Comras previously was Vice President, Secretary/Treasurer and a director of the Company since its inception in 1981. Ms. Comras, a graduate from Fairleigh Dickinson University, was employed as Accounting Manager at Telesciences Computer Systems Inc. prior to starting the Company.

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

    Dr. Dale Spaulding was elected as director on April 23, 1998. Dr. Spaulding was previously employed as principal of the Lampeter-Strasburg PA High School District from July 1973 till September 1997. Dr Spaulding served as President of the NASSP from 1993 to 1994 and as member of the Board of Directors of the International Confederation of Principals from 1993 to 1996. Dr. Spaulding will devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 2000 to serve until the next annual meeting of the stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 10.  Executive Compensation
--------------------------------
     The following table sets forth information concerning the compensation paid to Rosemary Comras, the Company's Chairman, President, and Chief Executive Officer, during the previous two fiscal years. There are no exe-cutive officers of the Company for whom the total annual salary and bonus exceeds $100,000.

                         Fiscal     Salary              Other
                         year                      Compensation(1)
-------------            ------    ---------       ---------------
Rosemary Comras,         1999      $83,005             $ 3,900
Chairman,                2000       83,400               4,104
President and CEO

(1) Compensation consists of reimbursement of health insurance premiums.

     The Company has a three year employment agreement commencing
September 1,2000, with Rosemary Comras, President and Secretary/Treasurer of the Company, at a current salary of $85,000/yr. and a cash bonus of 2.5% of the Company's net profit before taxes.

     The Company may, in the future, offer disability insurance, reimbursement of medical expenses and such other benefits as may be authorized by the Board of Directors. Presently, all full-time employees receive Company paid health insurance. No retirement, pension, profit sharing, or other similar program has been adopted by the Company. No surviving warrants or stock options have been granted to any officer, director or other employee of the Company. However, such benefits may be adopted or options granted in the future, if they are authorized by the Board of Directors.

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

Name and address of        Amount and Nature of          Percentage of
Beneficial Owner           Beneficial Ownership          Ownership
------------------------   --------------------          -------------
Rosemary Comras                 1,120,250                 33%

Rosemary Comras                   975,000                 29%
ITF Kevin Comras and
JoAnn Doniloski

Marcus Ruger                           --                 --
Dale Spaulding                         --                 --
David Sousa                         6,000                 less than 1%
----------------------------------------------------------------------
All officers and directors
as a group (4 persons)          2,101,250                 62%

ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------
none

                          PART IV
                          -------

ITEM 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 10-K
-----------------------------------------------------------------
(a)   1. Financial Statements
      2. Schedules
(b)   Reports on Form 8-K
      none
(c)   Exhibits required by Item 601(b) of Regulation 5-K:
1.1   Form of Common Stock(A)
1.2   Form of Warrant Agreement (B)
1.2A Amendment No. 1 to Warrant Agreement with Amended Warrant annexed. (D)
1.2B Amendment No. 2 to Warrant Agreement with Amended Warrant annexed (H)
1.2C Amendment No. 3 to Warrant Agreement with Amended Warrant annexed (J)
1.2D Amendment No. 4 to Warrant Agreement with Amended Warrant annexed (K)
1.2E Amendment No. 5 to Warrant Agreement with Amended Warrant annexed (L)
1.3   Form of Selling Agreement (B)
1.4   Form of Agreement among Underwriters (B)
1.5.  Form of Representative's Stock Purchase Options (B)
1.6    Selling Security Holder's Options (H)
3.1    Certificate of Incorporation of the Registrant (A)
3.2    Certificate of Amendment to the Certificate of Incorporation (A)
3.3    Certificate of Change to the Certificate of Incorporation  (A)
3.4    By-Laws of the Registrant (A)
10.2   Contract of Employment with Rosemary Comras (A)
10.2a  Renewal of Employment Contract with Rosemary Comras (O)
10.2b  Renewal of Employment Contract with Rosemary Comras (P)
10.2c  Renewal of Employment Contract with Rosemary Comras (R)
10.3   Memorandum of Agreement with the NASSP (A)
10.4   Memorandum of Agreement with the NASSP and CBS Software (A)
10.5   Memorandum of Agreement with the NASSP (Achievement Tests) (A)
10.6   Agreement with Research for Better Schools (A)
10.7   Memorandum of Agreement with the NASSP (ACT) Program (A)
10.8   Agreement with Peterson's Guides Inc. (A)
10.9   Agreement with Hayden Software (A)
10.10  Assignment of income from Jay Comras to Instructivision (B)
10.11  intentionally omitted
10.12  intentionally omitted
10.13  Loan Document with Howard Savings Bank (D)
10.14  Letter Agreement (April 2, 1986 with NASSP (D)
10.15  Agreement with Research for Better Schools dated April 1986 (D)
10.16  Lease for 3 Regent Street, Livingston NJ (F)
10.16a Amendment to Lease (G)
10.16b Amendment No. 2 to Lease (O)

10.17  Release from Hayden Software Company (F)
10.18  intentionally omitted
10.19  Agreement with Randy Tinfow (J)
10.20  Loan Agreement with Jay and Rosemary Comras (J)
10.21  Agreement with NASSP for Inservice Video Network (K)
10.22  Agreement with NASSP (ACT preparation Programs (M)
10.23  Distribution Agreement with Queue, Inc. (Q)
(A) Incorporated by reference, filed with the initial filing of the Company's Registration Statements, File No. 2-98176-NY on or about June 4, 1985
(B)    Incorporated by reference, filed with Pre-Effective Amendment
       No. 2 of the Company's Registration Statement, File No.
       2-98176-NY on or about July 18 1985
(C)    Incorporated by reference, filed with form 8-K, on August 12, 1986
(D) Filed with Post-Effective Amendment No. 1 to the Company's Registration Statement, File No. 2-98176-NY on October 1, 1986
(E)    Incorporated by reference, filed with Form 8-K on August 12, 1986
(F)    Filed with Post-Effective Amendment No. 1 on October 1, 1986
(G)    Incorporated by reference, filed with Form 10-K on Jan. 13, 1987
(H)    Filed with Post-Effective Amendment No. 3 on March 9, 1987
(I)    Filed with Post-Effective Amendment No. 4 on July 13, 1987
(J)    Filed with 10-K on January 8, 1988
(K)    Filed with Post-Effective Amendment No. 6 on April 1, 1988
(L)    Filed with Post-Effective amendment No. 7 on July 12, 1988
(M)    Filed with Form 10-K on December 29, 1988
(N)    Filed with Form 10-K on December 29, 1990
(O)    Filed with Form 10-K on December 28, 1994
(P)    Filed with From 10-K on December 30, 1996
(Q)    Filed with Form 10-KSB on December 30, 1998
(R)    Filed herewith

                     REPORT OF INDEPENDENT AUDITORS

Board of Directors
Instructivision, Inc.


     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 2000, and the related statements of operations, and cash flows for the years ended September 30, 2000 and 1999, and stockholders' equity for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000, and 1999 in conformity with generally accepted accounting principles.



                                 STANLEY J. MORIN AND ASSOCIATES, P.C.


Cedar Knolls, New Jersey
December 20, 2000

                         INSTRUCTIVISION, INC.
                            BALANCE SHEET
                          September 30, 2000

                                                      2000
                                                  -----------
Current assets
 Cash                                              $    4,864
 Accounts receivable                                  228,794
 Investments                                          760,185
 Inventory                                            311,905
 Prepaid expenses                                      12,943
                                                  -----------
  Total current assets                              1,318,691

Property and equipment at cost, less
 accumulated depreciation                              86,946

Other assets
 Capitalized software - net of amortization           189,023
 Deposits                                              13,125
 Deferred income taxes                                 58,500
                                                  -----------
  Total other assets                                  260,648
                                                  -----------
 Total assets                                     $ 1,666,285
                                                  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                  $  121,534
 Accrued expenses                                      21,775
 Deferred income taxes                                 58,500
                                                  -----------
  Total current liabilities                           201,809

 Total liabilities                                    201,809
                                                  -----------
Stockholders' equity
Common Stock, $.001 par value, 10,000,000
 shares authorized, 3,350,000 shares issued
 and outstanding                                        3,350
Additional paid-in capital                          1,425,218
Accumulated earnings (deficit)                        (51,648)
Unrealized gain on investment -net of income tax       87,556
                                                  -----------
 Total stockholders' equity                       $ 1,464,476
                                                  -----------
 Total liabilities and stockholders' equity       $ 1,666,285
                                                  ===========

[FN]
          See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF OPERATIONS
             For the years ended September 30, 2000 and 1999

                                           2000         1999
                                       ----------    ----------
Revenues
Net sales: Products                    $  499,347    $  416,650
           Services                       384,658       444,526
                                        _________     _________
 Total revenues                           884,005       861,176

Costs and expenses
Cost of sales
   Products                               324,741       232,460
   Services                               306,185       494,851
                                       -----------   -----------
 Total cost of sales                      630,926       727,311

General and administrative expenses       348,154       446,852
Interest expense                              271         1,190
Investment income                        (122,665)      (71,364)
                                       -----------   -----------
Income (loss) before income taxes          27,319      (242,813)
Provision for income taxes                (27,310)       26,200
                                       -----------   -----------
Net income (loss)                      $   54,629      (269,013)
                                       ===========   ===========
Income (loss) per share                   $  .02        $  (.08)
                                       ===========   ===========


[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                    STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Year Ended September 30, 2000

                     Common   Additional  Accum.     Cum.other   Total
                     Stock    paid-in    (Deficit)  Comprehens.
                              Capital    Earnings   Income
                     ------  ----------  --------   ---------   ----------

Balance
Sept.30,1999        $3,350   $1,425,218   $106,277   $ 46,294   $1,368,585

Net income             --         --        54,629        --        54,629

Net unrealized
gain on investment
available for sale                                     41,262       41,262
                    ------   ----------   --------   --------   ----------
Balance
Sept.30, 2000       $3,350   $1,425,218  $ (51,648)  $ 87,556   $1,464,476
                    ======   ==========  ==========  ========   ==========


[FN]
            See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                       STATEMENT OF CASH FLOWS
          For the years ended September 30, 2000 and 1999

                                                2000          1999
                                             -----------  -----------
Operating activities:
Net income (loss)                            $  54,629    $ (269,013)
Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation                                    66,883       83,127
 Amortization of capitalized software            59,971       69,444
 Loss on sale of depreciated assets              12,580
 Deferred income taxes                          (27,500)      26,000
 Loss (Gain) on sale of investments             (97,789)       4,408

Changes in operating assets and liabilities:
 (In)decrease in accounts receivable            (25,152)     172,043
 (In)decrease in inventory & prepaid expenses  (138,737)      (8,790)
 (In)decrease in accounts payable and
 accrued expenses                                63,465      (61,437)
                                             -----------   ----------
Net cash provided (utilized) by operating
  activities                                    (31,650)      15,782

Investing Activities:
 Additions to capitalized software              (55,553)     (87,045)
 Purchases of property, plant and equipment     ( 3,620)     (15,946)
 Purchases of investments                      (344,576)    (508,006)
 Sale of investments                            445,063      592,790
                                              ----------   ----------
Net cash provided (utilized) in
 investing activities                            41,314      (18,207)

Financing activities:
 Principal payment on notes payable              (6,041)      (7,944)
                                              ----------   ----------
Net cash utilized by financing activities        (6,041)      (7,944)

(De)increase in cash                              3,623      (10,369)
Cash at beginning of year                         1,241       11,610
                                              ----------   ----------
Cash at end of year                           $   4,864    $   1,241
                                              ==========   ==========
Supplemental disclosure of cash flow information:
                                            2000       1999
                                          -------    --------
Cash paid during the year for
Interest                                   $   271    $ 1,190
Income taxes                                   200        200

[FN]
         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2000

NOTE 1. Formation and Nature of Business

   Instructivision, Inc. operates in the educational service industry and produces educational software, workbooks, and video programs for students, teachers, and educators. The Company also provides video production services to local businesses for training and advertising purposes.

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

c. Income Taxes
---------------
     The Company uses the asset/liability method of accounting for deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting.

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

     Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research costs incurred were insignifi-cent for the years ended September 2000, and 1999 and have been expensed.

                            INSTRUCTIVISION INC.
                  NOTES TO FINANCIAL STATEMENT--(Continued)
                           September 30, 2000

e. Earnings per Share

     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earnings per share was 3,350,000 for each of the years ended September 30, 2000 and 1999. There were no common equivalent shares outstanding for any of those years.

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

NOTE 3. Investments

     At September 30, 2000, investments consisted of securities classified as available for sale.

     Following are the market values as determined by quoted market prices and original cost of marketable securities available for sale as of September 30, 2000:

                          Market        Cost      Unrealized
                          Value                   Gain
                          ----------   ---------  ----------
Various investments       $ 760,185    $ 614,129  $  146,056

      Included in shareholders' equity at September 30, 2000 is $87,556 of unrealized gains on marketable securities available for sale, net of income tax of $58,500. The cost basis of securities sold is determined by using specific identification.

     Subsequent to the balance sheet date, there has been a decline of approximately $160,000 in the portfolio valuation. However, management intends to hold its position in its investments until such time as the valuation recovers and anticipates no significant loss on the result of this decline. Management believes this to be a temporary situation.

NOTE 4. Inventory

     The components of inventory at September 30, 2000 are as follows:

                                                 2000
                                              ---------
Finished goods (video)                           65,582
Finished goods (workbooks)                      246,323
                                              ---------
                                              $ 311,905
                                              =========

                              INSTRUCTIVISION, INC
                  NOTES TO FINANCIAL STATEMENTS --(Continued)
                              September 30, 2000


NOTE 5. Property and Equipment

     At September 30, 2000 property and equipment is comprised of the following:

                                   Life (yrs)       2000
                                  -----------    ----------
Furniture and fixtures            3 -  8         $    65,834
Video equipment and computers     3 - 10           1,179,293
Automobile                             3              32,681
Leasehold improvements            5 - 10             109,520
                                                 -----------
                                                   1,387,328
Less accumulated depreciation                      1,300,382
                                                 -----------
Net                                              $    86,946
                                                 ===========

NOTE 6. Capitalized Software

     For the year ended September 30, 2000 accumulated amortization of costs related to computer software products held for sale was $268,169.

NOTE 7. Fair Value of Financial Instruments

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been de-termined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accord-ingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 8. Income Taxes

     Significant components of the Company's deferred income tax liabilities and assets as of September 30, 2000 are as follows:

                       INSTRUCTIVISION, INC.
             NOTES TO FINANCIAL STATEMENT --Continued
                       September 30, 2000

                                               2000
                                           ----------
Deferred tax liabilities :
 Depreciation                              $  20,000
Unrealized gain on investments                58,500
                                           ---------
 Total                                        78,500
Deferred tax assets:
 Net operating loss carryforwards            459,700
 Tax credit carryforwards                     34,000
 Alternate minimum tax paid credit            40,000
 Valuation allowance                        (455,200)
                                            ---------
 Total                                        78,500
                                            ---------
Net deferred tax                            $      0
                                            =========

Significant components of the provision for income taxes are as follows:

                                                2000
                                             ---------
Current:
  Federal                                     $     --
  State                                            190
                                              --------
  Total current                                    190
Deferred:
  Federal                                       20,000
  State                                          7,000
                                              --------
  Total deferred                                27,500
                                              --------
  Total income tax benefit                    $ 27,310
                                              ========
     The net change in the valuation allowance for the year ended
September 30, 2000 amounted to an increase of $86,100.

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:

                                              2000
                                             ------
Statutory rate                                (30)%
State income tax                              ( 7)
Net operating loss                             40
Changes in valuation allowance                  5
                                              -----
  Total                                         8 %
                                              =====

                       INSTRUCTIVISION, INC.
                NOTES TO FINANCIAL STATEMENTS --Continued
                          September 30, 2000

     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the approximate amounts expiring as follows:

                               Federal                     State
                  -----------------------------------   --------------
Year of           Operating Loss    Investment Tax      Operating Loss
Expiration        Carryforward    Credit Carryforward   Carryforward
---------------   --------------  -------------------   --------------
2001                      --             34,000                --
2002                  240,000                --                --
2003                      --                 --            78,000
2004                  144,000                --           395,000
2005                       --                --           154,000
2006                   15,000                --           265,000
2008                   65,000                --                --
2009                  383,000                --                --
2010                  135,000                --                --
2011                  253,000                --                --
                    ---------        ----------         ---------
                    1,235,000        $   34,000         $ 892,000
                    =========        ==========         =========

NOTE 9. Commitment and Contingencies

a. Leases
---------
     The Company currently leases space at 3 Regent Street, Livingston, New Jersey, to June 2001. Rent expense, including escalation on certain contingent expenses, was $147,418 in 2000 and $146,675 in 1999, respectively. Future minimum rental commitments, not including escalation on certain contingent expenses, for the year ended September 30th, 2001 are $82,203.

b. Royalties
------------
     The Company has entered into royalty agreements with certain indi-individuals who have participated in developing certain Company products. In general, the royalties are only due after all costs, per each contract, are recovered by the Company. The amount of future royalties due is directly dependent on the Company's revenue on each particular contract.

c. Concentration of Credit Risk
-------------------------------
     Financial instruments which potentially subject the Company to con-centration of credit risk consist principally of trade receivables. Concen-tration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INSTRUCTIVISION, INC.
                             Registrant

December 27, 2000            /s/Rosemary Comras
-----------------            -----------------
   Date                      Principal Executive, Financial and
                             Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                   Title and Capacity              Date
-------------------         ------------------              ----------
[S]                         [C]                             [C]
Rosemary Comras             President, Secretary/Treasurer  12/27/00
Marcus Ruger                Director                        12/27/00
Dale Spaulding              Director                        12/27/00
David Sousa                 Director                        12/27/00