Form 10QSB
period 2000-12-31
INSTRUCTIVISION INC
filed 2001-02-14
CIK 770183

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2000

Commission file Number     2-98176NY

                      Instructivision, Inc.
-------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                          22-2386359
-------------------------------       ------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)

3 Regent Street, Livingston, NJ                07039-1668
----------------------------------------       ----------
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

     As of December 31, 2000 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been pre-
pared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of manage-ment, all adjustments necessary for a fair presentation have been in-cluded. Operating results for the three months ended December 31, 2000. are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

                      INSTRUCTIVISION, INC
                        BALANCE SHEET
                       December 31, 2000
                         (unaudited)
                                                   December 31,
                                                      2000
                                                   ------------
                      ASSETS
Current assets
Cash                                               $    27,458
Accounts receivables                                   137,714
Investments                                            563,518
Inventory                                              278,691
Prepaid expenses                                         8,550
                                                   -----------
 Total current assets                                1,015,931

Property and equipment at cost, less
 accumulated depreciation                               84,960

Other assets
Capitalized software - net of amortization             186,705
Deposits                                                13,125
Deferred income taxes                                   66,350
                                                    ----------
 Total other assets                                    266,180
                                                    ----------
 Total assets                                       $1,367,071
                                                    ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                    $   37,174
Accrued expenses                                        14,825
                                                    ----------
 Total current liabilities                              51,999
                                                    ----------
 Total liabilities                                      51,999

Stockholders' equity
 Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding      3,350
 Additional paid-in capital                          1,425,218
 Accumulated loss                                      (59,648)
 Unrealized loss on investments, net of income tax     (53,848)
                                                    ----------
 Total stockholders' equity                          1,315,072
                                                    ----------
 Total liabilities and stockholders' equity         $1,367,071
                                                    ==========

         See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended December 31, 2000 and 1999
                             (unaudited)

                                       December 31,  December 31,
                                          2000            1999
                                      ------------   ------------

Revenues

Net sales
 Products                              $ 147,140      $  94,113
 Services                                 71,426        125,126
                                       ----------     ---------
 Total sales                             218,566        219,239

Investment Income                         22,997         80,330
                                       ----------     ---------
 Total Revenues                          241,563        299,569

Costs and expenses

Cost of sales
   Products                               97,753         81,253
   Services                               66,213         92,264
                                       ----------     ---------
 Total cost of sales                     163,966        173,517

General and administrative expenses       93,447         97,572
Interest expenses                             --            140
                                       ----------     ---------
 Total costs and expenses                257,413        271,229

Income (loss) before income taxes        (15,850)        28,340

Provision for income taxes                (7,850)         8,100
                                       ----------     ---------
Net income (loss)                      $  (8,000)     $  20,240
                                       ==========     =========
                                       less than
Earnings per share                     $  (.01)         $ .01
                                       ==========     =========









         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Three Months December 31, 2000 and 1999
                             (Unaudited)
                                          December 31,   December 31,
                                             2000            1999
                                          ------------   -----------
Operating activities:
 Net income                                 $  (8,000)    $ 20,240
 Adjustments to reconcile net income to
 net cash provided by operating activities
 Depreciation                                  13,895       17,956
 Amortization of capitalized software          16,408       15,550
 Realized gain on investments                   3,181         --

Changes in operating assets and liabilities:
 Decrease in accounts receivable               91,080       21,064
 Increase in inventory and prepaid expenses    37,607       10,987
 Decrease in accounts payable and
 accrued expenses                             (91,310)      12,508
 Deferred income taxes                         (7,850)          --
                                             ---------    ---------
Net cash provided by operating activities      55,011       98,305

Investing Activities:
 Additions to Investments                      (6,418)     (61,982)
 Additions to capitalized software            (14,090)     (31,113)
 Purchases of property, plant and equipment   (11,909)      (2,061)
                                             ---------    ---------
Net cash utilized in investing activities     (32,417)     (95,156)

Financing activities:
 Principal payment on credit lines, notes
 payable and capital lease obligations             --      ( 1,963)
                                             ---------    ---------
Net cash utilized by financing activities          --       (1,963)

Increase in cash                               22,594        1,186
Cash at beginning of period                     4,864        1,241
                                             ---------    ---------
Cash at end of period                        $ 27,458     $  2,427
                                             =========    =========

Supplemental disclosure of cash flow information:

                                         December 31,  December 31,
                                          2000           1999
                                         -----------   -----------
Cash paid during the year for interest    $   --         $  140

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           December 31, 2000

Note 1. Basis of Presentation

     The financial statements included herein are unaudited.
However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the period ended December 31, 2000 and 1999.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The Company's working capital ratio as of December 31, 2000 was 19:1 compared to 7:1 on September 30, 2000.

    For the three months ended December 31, 2000 the Company had sales of $218,566, compared to $219,239 in the same period in 1999, a decrease of less than 1%. Sales from school products rose after acquisition of the supplemental school textbook line from the National Association of Secondary School Principals, in July, 2000. The Company expects to release two new software products for the elementary school market within the next few months.

    Commercial video production revenues were again lower, down 50% from the same quarter last year. Management does not expect to achieve higher video and CD Rom production revenues before summer 2001.

                           SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.


February 14, 2001                  /s/Rosemary Comras
                                   President and
                                   Chief Accounting Officer

5