Form 10QSB
period 2001-03-31
INSTRUCTIVISION INC
filed 2001-05-15
CIK 770183

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2001

Commission file Number     000-14411

                      Instructivision, Inc.
-------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       New Jersey                            22-2386359
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


3 Regent Street, Livingston, NJ                    07039
----------------------------------------           ----------
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

                         YES [X]        NO [ ]

     As of March 31, 2001 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.




Page 1


            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.





























Page 2
                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         March 31, 2001
                           (unaudited)
                                                 March 31,2001
                                                 -------------
                      ASSETS
Current assets:
 Cash                                             $    17,809
 Accounts receivables                                 100,279
 Investments                                          390,909
 Inventory                                            295,895
 Prepaid expenses                                       6,563
                                                   -----------
   Total current assets                               811,455
Property and equipment at cost, less
 accumulated depreciation                              71,554
Other assets:
 Capitalized software - net of amortization           190,900
 Deposits                                              13,125
 Deferred income taxes                                 66,350
                                                   ----------
 Total other assets                                   270,375
                                                   ----------
   Total assets                                    $1,153,384
                                                   ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $   43,520
 Accrued expenses                                      21,796
 Deferred Income taxes                                     --
                                                   ----------
 Total current liabilities                             65,316
  Total Liabilities                                    65,316
                                                   ----------
Stockholders' equity:
Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                          1,425,218
Accumulated deficit                                  (150,379)
Unrealized gain (loss) on investments, net of
 income tax                                          (190,121)
                                                   -----------
 Total stockholder's equity                         1,088,068
                                                   -----------
 Total liabilities and stockholders equity         $1,153,384
                                                   ===========
           See accompanying notes to financial statements
Page 3

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Six Months Ended March 31, 2001 and 2000
                             (unaudited)

                                      March 31,      March 31,
                                        2001           2000
                                      -----------   ----------
Revenues:
Net sales
 Products                              $  277,234   $  191,692
 Services                                  84,610      230,563
                                       ----------    ---------
 Total sales                              361,844      422,255

Investment Income                          16,474      106,836
                                        ----------   ---------
 Total Revenues                           378,318      529,091

Costs and expenses:
Cost of sales
   Products                               168,193      152,539
   Services                               131,797      164,008
                                        ---------     ---------
 Total cost of sales                      299,990      316,547

General and administrative expenses       184,909      176,300
Interest expenses                              --          229
                                        ----------    ---------
 Total costs and expenses                 484,899      493,076
                                        ----------    ---------
Income (loss) before income taxes        (106,581)      36,015

Provision for income taxes                 (7,850)       8,100
                                        ----------    ---------
Net income (loss)                       $ (98,731)    $ 27,915
                                        ==========    =========
                                                      less than
Earnings per share                      $   (.03)     $    .01
                                        =========     =========





          See accompanying notes to financial statements

Page 4


                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 2001 and 2000
                             (unaudited)

                                      March 31,      March 31,
                                        2001           2000
                                      ---------     ----------

Revenues
Net sales
 Products                              $ 130,094     $ 97,579
 Services                                 13,184      105,437
                                       ----------    ---------
 Total sales                             143,278      203,016


Investment income (loss)                  (6,523)      26,506
                                        ---------    ---------
 Total Revenues                          136,755      229,522

Costs and expenses
Cost of sales
   Products                               70,440       71,286
   Services                               65,584       71,744
                                        ---------    ---------
 Total cost of sales                     136,024      143,030

General and administrative expenses       91,462       78,728
Interest expenses                            --            89
                                        ---------    ---------
 Total costs and expenses                227,486      221,847
                                        ---------    ---------
Income (loss) before income taxes        (90,731)       7,675

Provision for income taxes                    --            --
                                        ---------    ---------
Net income (loss)                       $(90,731)    $  7,675
                                        =========    =========
                                                     less than
Earnings (loss) per share                $ (.03)       $  .01
                                       ==========    =========




         See accompanying notes to financial statements

Page 5
                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Six Months Ended March 30, 2001 and 2000
                             (Unaudited)
                                            March 30,  March 30,
                                              2001       2000
                                            ---------  --------
 Operating activities:
  Net income                                 $(98,731) $ 27,915
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                 27,301    35,911
  Amortization of capitalized software         29,791    20,105
  Loss on sale of assets                       (3,464)    1,635

Changes in operating assets and liabilities:
  Decrease in accounts receivable             128,515    16,068
  Decrease in inventory and prepaid expenses   22,390    25,290
  Decrease in accounts payable and accrued
  expenses                                    (77,993)   (5,507)
  Deferred taxes                               (7,850)       --
                                             --------- ---------
Net cash provided by operating activities      19,959   121,417
Investing Activities:
 Net decrease (addition)to investments         36,563   (45,552)
 Net additions to capitalized software        (31,668)  (58,019)
 Net disposal (purchase) of property, plant
  and equipment                               (11,909)    5,739
                                             --------- ---------
Net cash utilized in investing activities      (7,014)  (97,832)
Financing activities:
 Principal payment on credit lines, notes
 payable and capital lease obligations             --    (3,978)
                                             --------- ---------
Net cash utilized by financing activities          --    (3,978)

Increase in cash                               12,945    19,607
Cash at beginning of year                       4,864     1,241
                                             --------- ---------
Cash at end of year                          $ 17,809  $ 20,848
                                             ========= =========

Supplemental disclosure of cash flow information:
                                        March 2001   March 2000
                                        ----------  -----------
Cash paid during the year for interest       $ --        $ 229


         See accompanying notes to financial statements
Page 6

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           March 31, 2001

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended March 31, 2001 and 2000.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

1. Material changes in financial condition:

    The working capital ratio as of March 31, 2001 was 11:1
As compared to 8:1 as of March 31, 2000.

    For the three months ended March 31, 2001, the Company had sales of $143,278, compared to $203,016 in 2000 and $218,918 in
1999. Pre-tax loss for the quarter ended March 31,2001 was $90,731 or 3 cents per share, compared to a profit of less than 1 cent per share in the quarter ended March 2000. Management attributes the loss to declining commercial video business.
The Company intends to eliminate some of the video operations in order to be able to more fully allocate its resources to the school publishing business which has shown a steady increase over the past two years. On March 21, 2001 the distributor agreement with Queue Inc was terminated. The Company intends to market its products directly to schools utilizing its own sales staff.

     The Company's current lease expires at the end of June 30, 2001. The Company has entered into a new five year lease and will relocate at the end of June 2001 to occupy 5,500 sq.ft office/

Page 7

warehouse space in Pine Brook NJ at a monthly rental expense of approximately $6,000 - $7,500, compared to the monthly cost of $12,800 at the company's present location.

     The Company released its new ESPA Success in Mathematics in January 2001 and has scheduled a new ESPA Success in Language Arts Literacy for May 2001. The two software programs help prepare
New Jersey elementary school students for the Fourth Grade
Proficiency Assessment.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 15, 2001                       /s/Rosemary Comras
                                   President and
                                   Chief Accounting Officer