Form 10QSB
period 2001-06-30
INSTRUCTIVISION INC
filed 2001-08-15
CIK 770183

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2001

Commission file Number     000-14411

                      Instructivision, Inc.
-------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       New Jersey                            22-2386359
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


16 Chapin Road, Pine Brook, New Jersey                07058
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number:           (973) 575-9992
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

                         YES [X]        NO [ ]

     As of June 30, 2001 there were 3,350,000 shares of Common
Stock, par value less than $.001 per share, outstanding.




            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.





























                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         June 30, 2001
                           (unaudited)
                                                 June 30,2001
                                                 -------------
                      ASSETS
Current assets:
 Cash                                             $    10,285
 Accounts receivables                                 127,279
 Investments                                          356,628
 Inventory                                            326,697
 Prepaid expenses                                       7,428
                                                   -----------
   Total current assets                               828,317
Property and equipment at cost, less
 accumulated depreciation                              70,324
Other assets:
 Capitalized software - net of amortization           158,648
 Deposits                                              28,484
 Deferred income taxes                                 66,350
                                                   ----------
 Total other assets                                   253,482
                                                   ----------
   Total assets                                    $1,152,123
                                                   ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $   45,078
 Accrued expenses                                      11,779
                                                   ----------
 Total current liabilities                             56,857
                                                   ----------
Stockholders' equity:
Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding     3,350
Additional paid-in capital                          1,425,218
Accumulated deficit                                  (208,737)
Unrealized gain (loss) on investments, net of
 income tax                                          (124,565)
                                                   -----------
 Total stockholder's equity                         1,095,266
                                                   -----------
 Total liabilities and stockholders equity         $1,152,123
                                                   ===========
           See accompanying notes to financial statements


                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Nine Months Ended June 30, 2001 and 2000
                             (unaudited)

                                       June 30,      June 30,
                                        2001           2000
                                      -----------   ----------
Revenues:
Net sales
 Products                              $  430,448   $ 285,865
 Services                                  93,169     290,470
                                       ----------   ---------
 Total sales                              523,617     576,335
Gain on sale of assets	                   14,713          --
Investment Income (loss)                  (15,936)    110,617
                                        ----------  ----------
 Total revenues                           522,394     686,952

Costs and expenses:
Cost of sales
   Products                               263,506     247,738
   Services                               151,704     241,244
                                        ----------  ----------
 Total cost of sales                      415,210     488,982

General and administrative expenses       272,573     267,429
Interest expenses                              --         271
                                        ----------  ----------
 Total costs and expenses                 687,783     756,682
                                        ----------  ----------
Income (loss) before income taxes        (165,389)    (69,730)
Provision for income taxes                  7,850      (8,265)
                                        ----------  ----------
Net income (loss)                       $(157,539)  $ (77,995)
                                        ==========  ==========
Earnings per share                      $   (.05)   $   ( .02)
                                        ==========  ==========







          See accompanying notes to financial statements




                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended June 30, 2001 and 2000
                             (unaudited)

                                      June 30,      June 30,
                                        2001           2000
                                      ---------     ----------
Revenues
Net sales
 Products                              $ 153,214    $  94,173
 Services                                  8,559       59,907
                                       ----------   ----------
 Total sales                             161,773      154,080

Gain on sale of assets                    14,713           --
Investment income (loss)                 (32,410)       3,781
                                       ----------   ----------
 Total Revenues                          144,076      157,861
Costs and expenses
Cost of sales
   Products                               95,313       95,199
   Services                               19,907       77,236
                                       ----------   ----------
 Total cost of sales                     115,220      172,435
General and administrative expenses       87,664       91,129
Interest expenses                            --            42
                                       ----------   ----------
 Total costs and expenses                202,884      263,606
                                       ----------   ----------
Income (loss) before income taxes        (58,808)    (105,745)

Provision for income taxes                    --          165
                                       ----------   ----------
Net income (loss)                      $ (58,808)   $(105,910)
                                       ==========    =========
Earnings (loss) per share                $ (.02)       $ (.03)
                                       ==========    =========




         See accompanying notes to financial statements


                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Nine Months Ended June 30, 2001 and 2000
                             (Unaudited)
                                             June 30,   June 30,
                                               2001       2000
                                            ---------  ---------
 Operating activities:
  Net income                                 $(157,539) $(77,995)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                 39,483    52,295
   Amortization of capitalized software         47,869    34,613
   Disposal of equipment                       (14,713)    9,435
   Loss on sale of investments                  35,975        --
   Deferred taxes                               (7,850)       --
  Changes in operating assets and liabilities:
  Decrease in accounts receivable              101,515    63,499
  Decrease in inventory and prepaid expenses    15,612    21,343
  Decrease in accounts payable & accr.expenses (86,452)      468
  Increase in deposits                         (15,359)       --
                                              --------- ---------
Net cash provided by operating activities      (41,459)  103,658

Investing activities:
 Net decrease (addition) to investments         97,411   (29,685)
 Net additions to capitalized software         (42,383)  (66,212)
 Purchases of property, plant and equipment    (32,648)   (2,061)
 Proceeds from sale of equipment                24,500        --
                                              --------- ---------
Net cash utilized in investing activities       46,880   (97,958)

Financing activities:
 Principal payment on notes payable                 --    (6,041)
                                              --------- ---------
Net cash utilized by financing activities           --    (6,041)
(De)Increase in cash                             5,421      (341)
Cash at beginning of year                        4,864     1,241
                                              --------- ---------
Cash at end of year                           $ 10,285  $    900
                                              ========= =========
Supplemental disclosure of cash flow information:
                                      June 30,2001  June 30,2000
                                       -----------  ------------
Cash paid during the year for interest     $   --      $   271

         See accompanying notes to financial statements



                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           June 30, 2001

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended June 30, 2001 and 2000.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

1. Material changes in financial condition:

    The working capital ratio as of June 30, 2001 was 14:1 as compared to 8:1 as of March 31, 2000.

    For the three months ended June 30, 2001, the Company had sales of $161,773, compared to $154,080 in 2000 and $140,315 in
1999. Pre-tax loss for the quarter ended June 30,2001 was $58,808 or 2 cents per share compared to a loss of $105,910 or 3 cents per share, in the quarter ended June 30, 2000, and a loss of $122,480 in 1999.

    Managements hopes that, by eliminating its unprofitable video production studio, the Company will achieve a positive cash flow
by the end of 2001.   The Company also discontinued using a
distributor for its educational products at the end of March 2001. The Company now markets its products directly to schools utilizing its own staff and sales representatives.

     The Company's current lease expired at the end of June 30, 2001. The Company entered into a new lease agreement with First Industrial LP, for a period of 5 years commencing on June 1, 2001 for 5,500 sqft office and warehouse space at 16 Chapin Rd, Pine Brook NJ. The Company relocated its offices, digital video production and editing facility and warehouse on June 30th, 2001. The cost of moving is estimated at $40,000. Net savings expected to be realized from reduced rental and operating costs is approx. $90,000 in fiscal 2002.

     The Company released its new ESPA Success in Language Arts Literacy software package in April and has scheduled a new "Pre-HSPA Success in Mathematics" textbook for completion in September 2001. Management expects revenues from these new products to add 10% to net income from New Jersey school products in fiscal 2002.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.


August 15, 2001                    /s/Rosemary Comras
                                   President and
                                   Chief Accounting Officer