Form 10KSB
period 2001-09-30
INSTRUCTIVISION INC
filed 2001-12-28
CIK 770183

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington DC 20549

                   Form 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
    For the Fiscal Year Ended September 30, 2001

          Commission File Number 0-14411

               Instructivision, Inc.
               ---------------------
(exact name of registrant as specified in its charter)

New Jersey                              22-2386359
--------------------------------   -------------------
(State of incorporation)           (I.R.S. Employer
                                   Identification No.)

16 Chapin Rd, Unit 904, Pine Brook, NJ      07058
---------------------------------------    ---------
(Address of principal executive offices)   (Zip code)

Registrant's telephone number:      (973) 575-9992

Securities registered pursuant to Section 12(b) of the ACT:

Title of each Class:    Name of exchange on which registered:

    Common Stock                      none

Securities registered pursuant to Section 12(g):

  (Title of class)  Common Stock $0.001 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
              YES  x      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
              YES  x      NO

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 17, 2001 was $502,500 based on the over-the -counter closing bid price of .15 per share on December 17, 2001. The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 21, 2001 was 3,350,000.

                         PART I
ITEM 1, BUSINESS
----------------
GENERAL:

     Instructivision Inc. (the Company) is a multi-media publishing and production company of educational and instructional materials. The Company was founded in 1986 by Jay and Rosemary Comras. The Company develops and produces supplemental educational software, softcover study guides, and video programs for elementary, middle and high school students preparing to take various state mandated proficiency tests and college entrance examinations. The Company sells its educational products throughout the country, however approximately 70% of its revenues are derived from sales of its educational products to New Jersey's schools.

     The Company also provides video production services, including video taping, editing, duplication, CD-ROM and foreign standards conversion for businesses in the North-Central New Jersey area.

PRODUCTS:

The Company's principal educational products are as follows:

a) Workbooks and study guides:
------------------------------
ESPA SUCCESS WORK-A-TEXT IN MATHEMATICS and LANGUAGE ARTS LITERACY GEPA SUCCESS WORK-A-TEXT IN MATHEMATICS and LANGUAGE ARTS LITERACY HSPA SUCCESS WORK-A-TEXT IN MATHEMATICS and LANGUAGE ARTS LITERACY PRE-HSPA WORK-A-TEXT IN MATHEMATICS.

     The above-mentioned softcover books were developed for the New Jersey State proficiency tests and comprise approximately 40% of the Company's revenues.

     The Company also publishes the following supplemental test preparation workbooks and related study material:

SAT Excellerator workbooks, Improving ACT SCORES,
Key-It-In calculator practice books, CMT Success in Mathematics, and HSCT Success in Mathematics and Reading.

b) Software
------------
The Company publishes the following proprietary software programs:

ESPA SUCCESS IN MATHEMATICS and LANGUAGE ARTS
GEPA SUCCESS IN MATHEMATICS and LANGUAGE ARTS
HSPA SUCCESS IN MATHEMATICS and LANGUAGE ARTS
LEAP SUCCESS IN LANGUAGE ARTS and MATHEMATICS
FCAT SUCCESS IN MATHEMATICS
SAT EXCELLERATOR, SAT EDGE Interactive CD-Rom
IMPROVING ACT SCORES
MASTERING THE GED
STUDY SKILLS FOR SUCCESS.

     Revenues from sale of software comprise approximately 20% of the Company's business. All software produced by the Company is compatible with Windows 95, 98, Me, 2000, XD, and Macintosh OS 7.5+ systems. The Company's software products are continuously updated to retain compatibility with all popular operating formats. The Company is trying to expand its product line beyond the New Jersey, Florida and Connecticut educational market, however, with the exception of college prep material, sales to other states and via the internet did not have a significant impact on the Company's revenue growth in the fiscal year just ended.

c) Other Revenues
-----------------
     The Company continues to receive royalties from Harcourt General as the author of components of TEST BEST, a workbook series published in 1991. The amount of royalties received in fiscal year 2001 was $54,000 or 5% of the Company's revenues.

d) Video Production
-------------------
     The Company provides video production and duplication services for commercial customers. This business activity has seen a drastic decline in demand over the past three years. In May of 2001, due to low demand and the high cost of equipment maintenance, which resulted in a lack of profitability, the Company made a decision to close its video studio and linear editing suite. The Company continues to utilize its graphics, video taping, programming and editing equipment primarily for developing its own proprietary multi-media products. The Company's video equipment consists of a remote camera package, teleprompter, digital editing, CD burning and VHS duplication facility.

     The Company creates and publishes educational video tapes for sale to schools:

MATH MADE EASY, video instructions for basic high school mathematics, SAT EDGE, a 18 lesson SAT video course, and teacher training videos on pedagogical topics such as discipline, cultural diversity, and critical thinking.

NEW PRODUCT DEVELOPMENT:

     The Company develops new products over a period of six to twelve months and revises many of its existing products annually. New products being developed consist of additional test preparation materials to be sold to educational institutions in New Jersey, Florida, Connecticut and Louisiana.

     The Company expects to have its products utilized by schools in on-line learning courses and has a contract with Educational Options, Inc. to use the test preparation material in its new online high school tutoring courses. This project is still under development. The Company did not receive any income from Educational Options Inc. in fiscal 2001.

SALES, DISTRIBUTION AND MARKETING

     The Company's products are sold in a highly competitive test preparation markets. Instructivision maintains a presence in the school market through a combination of sales representatives, distributors, direct marketing, trade shows and the Company's website. The majority of the Company's sales are generated through its sales representatives in New Jersey.

     Orders for educational products are usually shipped within 3 - 5 days. Distribution of all educational products is through its onsite warehouse facility.

SEASONALITY OF THE BUSINESS

     The educational marketplace is subject to seasonal fluctuation in its business that correlates to the traditional school year. 40% of the company's business is realized during the fourth quarter of the fiscal year. Revenues from commercial video production, although not affected by season, do not have a significant impact on the Company's cash flow.

COPYRIGHTS AND TRADEMARKS

     The Company has applied for copyrights for certain of its programs and software documentation related to these programs. However the granting of copyright protection cannot prevent the unauthorized copying of the Company's products. Where applicable, the Company utilizes non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and others. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company, and in the event of any breach of such agreements, the Company intends to take appropriate legal action. There can be no assurance that competitors with substantially greater financial resources will not develop similar products outside the protection of any copyright that may be granted to the Company. Management believes that the competitive position of the Company depends primarily on the creative ability of its personnel and that its business will not be materially dependent on copyright protection.

     The Company's products are marketed under the Company's name Instructivision. The Company has been denied trademark protection by the US Patent and Trademark Office for this name because, in the view of the examiners, the Company's name is not easily distinguishable from a registered trademark belonging to a Canadian firm. The Company does not believe that the absence of trademark protection for its name will cause any marketing difficulties for its products. Nevertheless, the Company cannot rule out the possibility of having the use of its name challenged and/or having to change its name. The Company may not have the recourses to successfully defend an infringement action. Should the Company be required to change its name or adopt another name for marketing purposes, the cost of such change or adoption is presently undeterminable.

     Some of the Company's video programs are marketed under the trade name Inservice Video Network.

COMPETITION

     The market for test preparation material is highly competitive, characterized by continual change in technology, and state initiated changes in content and subjects tested at a particular grade level. The test preparation industry is dominated by certain large corporations such as AMSCO, Kaplan, ETA Cuisenaire, Reed International, SRA/McGraw
Hill, Curriculum Associates, Educational Design and ETS. These competitors have more industry experience and larger manufacturing and marketing capabilities than the Company. There exist a large number of textbooks, software, video and CD-Rom programs directed at preparing students for the myriad of tests given every year on the state level and for college admission.

     The Company plans to continue to compete in the multimedia educational market on the basis of its experience in developing test preparation textbooks, software, and video tapes and its ability to integrate its material into new media formats, such as CD-ROM, DVD and the internet.

EMPLOYEES

     The Company had five full-time employees at September 30, 2001. The Company contracts educators, authors, editors, software programmers on an as-needed basis to develop and field test new products. The Company does not believe that the departure of any particular individual employee or sub-contractor would have a long-term adverse effect on the Company's operations. The Company anticipates maintaining this employment approach in the next fiscal year.

ITEM 2. PROPERTIES
-------------------

     On June 30, 2001 the Companies moved its administrative offices, video editing suite, and warehouse/distribution facility from Livingston, New Jersey to Pine Brook, New Jersey. The new leased facility consists of 5,500 square feet of office and warehouse space, and is located near the major intersections of Routes 80, 280 and 287. The Lease is a triple net lease for a five (5) year term with one five (5) year option to renew. The term commences on June 1, 2001 and will expire on May 31, 2006. The monthly rental is approximately $5,700. Under the lease terms, the Company is responsible for its proportionate share of the operating costs which is inclusive of maintenance and real estate taxes. A copy of the Lease is annexed as Exhibit A. The Company believes that the space will meet its needs for the foreseeable future and could accommodate a significant increase in its business.

ITEM 3. Legal Proceedings
-------------------------
none

ITEM 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

    No matters were submitted to a vote of stockholders during the fiscal year.

                       PART II

ITEM 5. Market for the registrant's common equity and related stockholder matters.
-------------------------------------------------------------------------

     The Company's common stock has been traded on a limited and sporadic basis in the over-the-counter market under the symbol ISTC. The following table sets forth for the Company's fiscal periods indicated high and low bid quotation in the over-the-counter market for the Company's Common Stock. Quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
                                 Fiscal 2001       Fiscal 2000
                                 High    Low       High    Low
                                 -----------       -----------
First Quarter                    .25    .15        .40     .20
Second Quarter                   .25    .14        .35     .20
Third Quarter                    .25    .14        .35     .20
Fourth Quarter                   .25    .14        .35     .20

     As of December 14, 2001, there were approximately 250 stockholders of the Company's common stock. The Company has not paid any cash dividends on its common stock in the last two fiscal years and does not anticipate paying dividends in the foreseeable future.


ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

Results of Operations:
---------------------
     The Company's main source of working capital has been its test preparation material for elementary, middle and secondary public schools.

     For the fiscal years ended September 30, 2001, 2000, and 1999, the company had revenues of $880,586, $884,005 and $861,176 respectively. Net loss from operations before taxes for each of the three years ended September 30, 2001 were as follows:

                             2001         2000           1999
                           --------     ---------      ---------
    Net (loss)             $(136,216)     $27,319      $242,813
    Loss as % of sales         (7%)         2%          (14%)


     Fourth quarter revenues from educational products were 60% higher than revenues in the same period in the previous year, or $368,835 compared to $213,482 in 2000. This increase was a result in the Company's terminating its distributor agreement with Queue Inc. as of March 21, 2001. As of that date the Company started to fulfill schools' orders directly from its location, eliminating distributor's costs on most of its school sales. Cost of sales have increased slightly to during the last quarter due to increased temporary storage and related expenses.

    The positive results in the school market were offset by sharply lower sales in the commercial video business caused by the loss of a major customer. As a result, the Company has scaled back its commercial video operations by eliminating a portion of that business which was not profitable. Commercial video production sales were $98,707 in the year ended September 30, 2001, compared to $384,658 in 2000. Management does not expect video service to provide significant revenues to the Company over the next two years as many businesses have reduced advertising spending. This trend is not expected to improve in fiscal 2002.

RESEARCH AND DEVELOPMENT

    The Company has several new school products under development, with three new products scheduled for publication by summer 2002. New titles in pre-production are HSPA Success in Science and Pre-HSPA SUCCESS in Language Arts workbooks; FCAT Success software for Mathematics and Reading. Pre-publication costs are amortized over the estimated useful life of the product.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were 7% higher in fiscal 2001 than in 2000 due to the one time expenses associated with moving the business from Livingston, New Jersey to Pine Brook, New Jersey, in June/July 2001. Management believes that the Company's relocation to its present location will result in an annual cost saving of approximately $80,000 in rental expenses and storage costs in the years 2002-2006.

INVESTMENTS

    The Company invests its excess cash in mutual funds. The value of the Company's portfolio decreased since September 2000, from $760,185 to $235,239 on September 30, 2001, principally due to the overall market decline. The Company utilized approximately $100,000 for operating expenses for new product development, inventory and moving expenses. The value of the Company's investment portfolio was approximately $354,000 on December 27, 2001. The Company currently does not have any outstanding loans or line of credit.

    The Company believes that its cash on hand, cash generated from operations and its securities portfolio will be sufficient to fund operating requirements and planned capital growth in the foreseeable future.

ITEM 7. Financial Statements and Supplementary Data
---------------------------------------------------
See attached financial statements.


ITEM 8.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------
none

                  PART III

ITEM 9. Directors and Executive Officers of Registrant
------------------------------------------------------

     The executive officer and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras    61   President, Secretary/Treasurer and Chairman
                       of the Board of Directors
Marcus Ruger       70   Director
H. Dale Spaulding  62   Director
John Sico Jr.      55   Director

    Rosemary Comras, co-founder of the Company was elected President of the Company on March 12, 1996 and Chairman and Chief Executive Officer on September 4, 1996. From June 1985 to March 1996 she served as Vice President and Controller of the Company.

    Dr. Marcus Ruger has been a director of the Company since March of 1986. He has been a consultant to American College Testing ("ACT") since September of 1995. Dr Ruger was employed as Director of Assessment Services for the Mountain Plains Regional Office of ACT from 1983 until September 1995. Dr. Ruger will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of time.

    Dr. H. Dale Spaulding was elected as director in April of 1998.
Dr. Spaulding was employed as principal of the Lampeter-Strasburg, PA, High School District from July of 1973 until September of 1997 when he retired. Dr. Spaulding also served as director of the National Association of Secondary School Principals from 1993 to 1994 and as a member of the Board of Directors of the International Confederation of Principals from 1993 to 1996. Dr. Spaulding will devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

    Dr. David Sousa retired as director as of March 1, 2001 and at the annual meeting of the shareholders on April 19, 2001, Dr. John Sico Jr. was elected as director.

    Dr. Sico is Director of Mathematics for K-12 of the Paterson, New Jersey, Board of Education, a position he has held since July 2000.
From 1994 till 2000 he was Supervisor of Mathematics for the Paterson high school district. Dr. Sico is the author of several of the Company's educational products. He will devote only as much time to his duties as a director as is necessary, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected at the annual meeting held on April 19, 2001 and will serve until the next annual meeting of the stockholders or until their successors have been elected and have qualified. Officers are also appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 10. Executive Compensation
-------------------------------

     The following table sets forth information concerning the compensation paid to Rosemary Comras, the Company's Chairman, President and Chief Executive Office during the previous two fiscal years. There are no executive officers of the Company for whom the total annual salary and bonus exceeds $100,000.

                        Fiscal Year   Salary     Other Compensation(1)
                       -----------   ------     ---------------------
Rosemary Comras         2000         $83,400        $4,104
Chairman,
President and CEO       2001          85,879        $4,104
-----------------------------------------------------------------------
(1) compensation consists of reimbursement of medical insurance premiums

     The Company has a three year employment agreement with Rosemary Comras, President and Chief Executive Officer of the Company, which commenced on September 1, 2000. Her current annual salary is $87,550 with a cash bonus of 2.5% of the Company's net profit before taxes.

     The Company may, in the future, offer disability insurance, re-imbursement of medical expenses and such other benefits as may be authorized by the Board of Directors. Presently, all full-time employees are entitled to Company paid health insurance benefits. No retirement, pension, profit sharing or other similar program has been adopted by the Company. No surviving warrants or stock options have been granted to any officer, director or other employee of the Company. However, such benefits may be adopted or options granted in the future, if they are authorized by the Board of Directors.

COMPENSATION OF DIRECTORS

     Outside directors receive a compensation of $750 for each board meeting attended, and are reimbursed for the reasonable out-of-pocket expenses incurred in connection with the performance of their services as directors. Directors also receive $100 per hour for participating in committees, if required, on behalf of the Company.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
----------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group.

Name and address of        Amount and Nature of      Percentage of
Beneficial Owner           Beneficial Ownership      Ownership
-----------------          --------------------      -------------

Rosemary Comras (ii)              1,120,250               33.4%

Rosemary Comras                     975,000               29.1%
ITF Kevin Comras
and JoAnn Doniloski

Marcus Ruger  (ii)                    ---                  --
Dale Spaulding(ii)                    ---                  --
John Sico Jr. (ii)                    ---                  --

Cosmo Tacopino(i)                   215,645                6.0%
and Erma Tacopino
-----------------------------------------------------------------
All officers and directors (iii)  2,095,250               62.5%
(iii)

ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------

none

                           PART IV
                           -------

ITEM 13. Exhibits, Financial Statements, Schedules and Reports on
Form 10KSB
----------------------------------------------------------------------------
(a)  1. Financial Statements
     2. Schedules

(b)  Reports on Form 8-K:    none

(c)  Exhibits:
     10.24 -  Lease agreement between First Industrial, L.P. and
             Instructivision dated May 7, 2001

             REPORT OF INDEPENDENT AUDITORS




Board of Directors
Instructivision, Inc.



     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 2001, and the related statements of operations, and cash flows for the years ended September 30, 2001 and 2000, and stock-holders' equity for the year ended September 30, 2001. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001, and 2000, inconformity with generally accepted accounting principles.




s/STANLEY J. MORIN AND ASSOCIATES, P.C.


December  27, 2001

                       INSTRUCTIVISION, INC.
                          BALANCE SHEET
                         SEPTEMBER 30, 2001

                                                                2001
                                                           ------------
ASSETS
Current assets
   Cash                                                      $  10,736
   Accounts receivable                                         283,007
   Investments                                                 235,240
   Inventory                                                   262,977
   Prepaid expenses                                             10,540
                                                             ---------
      Total current assets                                     802,500

Property and equipment at cost, less
   accumulated depreciation                                     88,312

Other assets
   Capitalized software - net of amortization                  183,507
   Deposits                                                     28,484
   Deferred income taxes                                        16,500
                                                            ----------
      Total other assets                                       228,491
                                                            ----------
      Total assets                                          $1,119,303
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                         $   46,878
   Accrued expenses                                             20,033
   Deferred income taxes                                        16,500
                                                            ----------
     Total current liabilities                                  83,411
                                                            ----------
     Total liabilities                                          83,411
                                                            ----------
Stockholders' equity

   Common Stock, $.001 par value, 10,000,000 shares
   authorized, 3,350,000 shares issued and outstanding           3,350
   Additional paid-in capital                                1,425,218
   Accumulated earnings (deficit)                             (246,564)
   Unrealized gain on investment                              (146,112)
                                                            ----------
   Total stockholders' equity                               $1,035,892
                                                            ----------
   Total liability and stockholders' equity                 $1,119,303
                                                            ==========

See accompanying notes to financial statement

                     INSTRUCTIVISION, INC
                    STATEMENT OF OPERATIONS
         For the years ended September 30, 2001 and 2000

                                               2001            2000
                                             ----------    ----------
Revenues
 Net sales: Products                         $ 781,879     $  499,347
            Services                            98,707        384,658
                                             ----------    -----------
 Total revenues                                880,586        884,005

Costs and expenses:
Cost of sales
  Products                                     418,853        324,741
  Services                                     169,197        306,185
                                             ----------     ----------
  Total cost of sales                          588,050        630,926

General and administrative expenses            371,334        348,154
Interest expenses                                   --            271
Investment (income) loss                        57,418       (122,665)
                                             ----------     ----------
Income (loss) before income taxes             (136,216)        27,319
Provision for income taxes                      58,700       ( 27,310)
                                             ----------     ----------
Net Income (loss)                            $(194,916)     $  54,629
                                             ==========     ==========
Income (loss) per share                         $(0.06)       $  0.02
                                             ==========     ==========


                   STATEMENT OF STOCKHOLDER'S EQUITY
                   For the Year Ended September 30, 2001

                  Common   Additional  Accumulated Cum. other   Total
                  Stock     paid-in     (Deficit)  Comprehens.
                            Capital     Earnings     Income
                  ------  -----------  ----------  ----------  ----------
Balance,
Sept.30,2000      $3,350  $1,425,218   $ (51,648)   $ 87,556   $1,464,476

Net (loss)                              (194,916)                (194,916)

Net unrealized gain
on investment
available for sale                                   (233,668)   (233,668)
                  ------  -----------  ----------   ----------  ----------
Balance,
Sept.30,2001      $3,350   $1,425,218   (246,564)    (146,112) $1,035,892
                  ======  ===========  ==========   ==========  ==========


See accompanying notes to financial statements

                        INSTRUCTIVISION, INC
                       STATEMENT OF CASH FLOWS
                For the years ended September 30, 2001 and 2000

                                                      2001       2000
                                                   ---------   ---------
Operating activities:
Net income (loss)                                  $(194,916)  $ 54,629
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                        52,671     66,884
  Amortization of capitalized software                59,981     59,971
  Loss (gain) on sale of depreciated assets          (17,405)    12,580
  Deferred income taxes                               58,500    (27,500)
  Loss (gain) on sale of investments                  94,860    (97,789)

Changes in operating assets and liabilities:
 (De)increase in accounts receivable                 (54,213)   (25,152)
 (De)increase in inventory and prepaid expenses       51,331   (138,737)
 (In)decrease in accounts payable and accrued
   expenses                                           76,398     63,465
 Increase in deposits                                (15,359)        --
                                                    ---------  ---------
Net cash provided (utilized) by operating activities (40,948)   (31,650)

Investing activities:
 Additions to capitalized software                   (54,465)   (55,553)
 Purchases of property, plant and equipment          (61,132)    (3,620)
 Proceeds from sale of assets                         24,500         --
 Purchases of investments                             19,938    344,576
 Proceeds from sale of investments                   157,855    445,963
                                                   ---------   ---------
Net cash provided(utilized) in investing activities   46,820     41,314
                                                   ----------  ---------
Financing activities:
 Principal payment on notes payable                       --     (6,041)
                                                   ----------  ---------
Net cash utilized by financing activities                 --     (6,041)
                                                   ----------  ---------

(De)increase in cash                                   5,852      3,623
Cash at beginning of year                              4,864      1,241
                                                    ---------   --------
Cash at end of year                                 $ 10,736    $ 4,864
                                                    =========   ========

Supplemental disclosure of cash flow information:
                                                       2001        2000
                                                    ---------   -------
Cash paid during the year for interest               $   --      $  270
Cash paid during the year for income taxes              200         200


See accompanying notes to financial statements

                             INSTRUCTIVISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001


NOTE 1. Formation and Nature of Business

   Instructivision, Inc. operates in the educational service industry and produces education software, workbooks, and video programs for students, teachers, and educators. The Company also provides video production services to local businesses for training and advertising purposes.

NOTE 2. Summary of Significant Accounting Policies.

a. Inventory
   Inventory is valued at the lower of cost, determined on a first-in, first-out basis, or market value.

b. Property and Equipment
   Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expenses as incurred and major renewals and betterments are capitalized. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

c. Income Taxes
   The Company uses the asset/liability method of accounting for deferred income taxes. Deferred income taxes are recognized for the effect of temporary differences between financial and tax reporting.

d. Capitalized Software Costs
   Product development includes all prepublication expenses related to future releases and enhancements of the products, including research, development, porting of software to new operating systems and platforms, documentation, development of training programs, less allowable capitalized software development costs.

   The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release, and research and development performed under contract are charged to operations.

   Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research costs incurred were insigni-ficant for the years ended September 2001 and 2000, and have been expensed.

e. Earnings per Share
     Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earnings per share was 3,350,000 for each of the years ended September 30, 2001 and 2000. There were no common equivalent shares outstanding for any of those years.

                           INSTRUCTIVISION INC.
                  NOTES TO FINANCIAL STATEMENT- Sept 30,2001(continued)


f. Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finan-cial reporting period. Actual results could differ from these estimates.

NOTE 3. Investments

     At September 30, 2001, investments consisted of securities classified as available for sale. Following are the market values as determined by quoted market prices and original cost of marketable securities available for sale as of September 30, 2001:

                       Market Value       Cost      Unrealized Gain(loss)
                       ------------   -----------   ---------------------
Various investments    $  235,239       $ 381,352     $(146,112)

     Included in shareholders' equity at September 30, 2001 is $146,112 of unrealized loss on marketable securities available for sale. The cost basis of securities sold is determined by using specific identification.

NOTE 4 Inventory

     The components of inventory at September 30,2001 are as follows:

                                                            2001
                                                          --------
         Finished goods (video)                           $ 45,984
         Finished goods (workbooks)                        216,993
                                                          --------
                                                          $262,977
                                                          ========
NOTE 5. Property and Equipment

     At September 30,2001 property and equipment is comprised of the following:
                                         Life (yrs)     2001
                                         ---------    ---------
      Furniture and fixtures              3 -  8      $  44,778
      Video equipment and computers       3 - 10        348,023
      Leasehold improvements                  5          32,055
                                                      ---------
      less accumulated depreciation                     336,544
                                                      ---------
      Net                                             $  88,312
                                                      =========
NOTE 6. Capitalized Software

     For the year ended September 30, 2001 accumulated amortization of costs related to computer software products held for sale was $316,038.

                               INSTRUCTIVISION, INC
               NOTES TO FINANCIAL STATEMENTS -Sept 30, 2001(continued)

NOTE 7.  Fair value of Financial Instruments.

     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 8. Income Taxes

     Significant components of the Company's deferred income tax lia-bilities and assets as of September 30, 2001 are as follows:
                                                              2001
                                                            --------
Deferred tax liabilites:
    Depreciation                                            $ 16,500
    Unrealized gain on investments                                --
                                                            --------
           Total                                              16,500

Deferred tax assets:
    Net operating loss carryforwards                         445,450
    Alternate minimum tax paid credit                         40,000
    Valuation allowance                                     (468,950)
                                                            ---------
 Net deferred tax                                           $      0
                                                            =========

 Significant components of the provision for income taxes are as follows:

                                                             2001
                                                          ---------
  Current:
      Federal                                              $     --
      State                                                     200
                                                           --------
         Total current                                          200
   Deferred:
      Federal                                                43,900
      State                                                  14,600
                                                           --------
         Total deferred                                      58,500
                                                           --------
         Total income tax benefit                          $ 58,700
                                                           ========
     The net change in the valuation allowance for the year ended September 30, 2001 amounted to an increase of $13,750.

                       INSTRUCTIVISION, INC.
          NOTES TO FINANCIAL STATEMENTS -Sept.30, 2001 (continued)

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:
                                                          2001
                                                         -------
    Statutory rate                                         (30)%
    State income tax                                       (10)
   Net operating loss                                       43
   Changes in valuation allowance                            2
                                                         -------
    Total                                                    5%
                                                         =======
     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the appropriate amounts expiring as follows:
                            Federal                      State
                     ---------------                --------------
Year of              Operating Loss                 Operating Loss
Expiration            Carryforwards                  Carryforwards
-----------          --------------                 ---------------
2002                   $ 192,000                       $       --
2003                         --                             35,000
2004                     144,000                           395,000
2005                         --                            154,000
2006                      15,000                           265,000
2007                         --                                --
2008                      65,000                               --
2009                     383,000                               --
2010                     135,000                               --
2011                     253,000                               --
                      ----------                       ------------
                      $1,187,000                       $   849,000
                      ==========                       ============

N0TE 9. Commitment and Contingencies

a. Leases
    The Company currently leases space at 16 Chapin Rd, Pine Brook,
New Jersey, commencing June 1, 2001, to May 31, 2006. The Company is responsible for its prorata share of certain contingent expenses. Rent expenses for the year ended September 30, 2001 including contingent expenses, amounted to $139,600. Future minimum annual rental commitment, not including escalation of certain contingent expenses, to September 30 is as follows:
                     Year                       Amount
                  --------                     ---------
                    2002                       $  54,505
                    2003                          55,055
                    2004                          56,723
                    2005                          57,860
                    2006                          38,753
                                               ---------
                    Total                      $ 262,716
         18                                    =========
                              INSTRUCTIVISION, INC.
                 NOTES TO FINANCIAL STATEMENTS -Sept. 30, 2001(continued)

b. Royalties
   The Company has entered into royalty agreements with certain individuals who have participated in developing certain Company products. In general, the royalties are only due after all costs, per each contract, are recovered by the Company. The amount of future royalties due is directly dependent on the Company's revenue on each particular contract.

c. Concentration of Credit Risk
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentration of credit risk with respect to trade receivables is limited due to the large numbers of customers comprising the Company's customer base.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INSTRUCTIVISION, INC
                                 Registrant

December 28, 2001                s/Rosemary Comras
                                 ----------------
                                 Principal Executive, Financial and
                                 Accounting Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                   Title and Capacity                   Date
------------------          --------------------              ---------

s/Rosemary Comras            President, Secretary/Treasurer   Dec.28,01

s/Marcus Ruger               Director                         Dec.28,01

s/H.Dale Spaulding           Director                         Dec.28,01

s/John Sico Jr.              Director                         Dec.28,01