Form 10QSB
period 2001-12-31
INSTRUCTIVISION INC
filed 2002-02-15
CIK 770183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

                 For the Quarterly Period Ended December 31, 2001

                      Commission file Number     000-14411

                      Instructivision, Inc.
              -------------------------------------------------------
               (Exact name of registrant as specified in its charter)

             New Jersey                                 22-2386359
         -------------------------------             ------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

      P.O.Box 2004, 16 Chapin Rd Unit 904                    07058
      ----------------------------------------           ----------
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

                         YES [X]        NO [ ]

As of December 31, 2001 there were 3,350,000 shares of Common Stock, par value less than $.001 per share, outstanding.

                       Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information refer to the financial state-ments and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

                      INSTRUCTIVISION, INC
                         BALANCE SHEET
                         December 31, 2001
                           (unaudited)
                                               December 31,2001
                                               ----------------
                      ASSETS
Current assets:
 Cash                                             $   116,925
 Accounts receivables                                 112,775
 Investments                                          274,829
 Inventory                                            245,884
 Prepaid expenses                                       7,889
 Deferred tax assets                                   43,400
                                                   -----------
   Total current assets                               801,702
Property and equipment at cost, less
 accumulated depreciation                              83,607
Other assets
Capitalized software - net of amortization            188,545
Deposits                                               28,484
Deferred income taxes                                  23,500
                                                   -----------
 Total other assets                                   240,529
                                                   -----------
   Total assets                                    $1,125,838
                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   $     7,342
Accrued expenses                                        10,716
                                                    ----------
 Total current liabilities                              18,058

  Total Liabilities                                     18,058
                                                    ----------
Stockholders' equity:
Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares, issued & outstanding      3,350
Additional paid-in capital                           1,425,218
Accumulated deficit                                   (255,672)
Unrealized loss on investments, net of
 income tax of $43,400                                ( 65,116)
                                                    -----------
 Total stockholder's equity                          1,107,780
                                                    -----------
 Total liabilities and stockholders equity          $1,125,838
                                                    ===========


           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENTS OF OPERATIONS
          For the Three Months Ended December 31, 2001 and 2000
                               (unaudited)

                                      December 31,      December 31,
                                         2001               2000
                                      -----------       -----------

Revenues
Net sales
 Products                              $  131,426       $ 147,140
 Services                                     --           71,426
                                       ----------       ----------
 Total sales                              131,426         218,566

Investment Income                           2,098          22,997
                                        ----------      ----------
 Total Revenues                           133,524         241,563
Costs and expenses
Cost of sales
   Products                                89,732          97,753
   Services                                    --          66,213
                                         ---------      ----------
 Total cost of sales                       89,732         163,966

General and administrative expenses        76,400          93,447
                                         ---------        ---------
 Total costs and expenses                 166,132         257,413
                                         ---------       ---------
Income (loss) before income taxes         (32,608)        (15,850)

Provision for income taxes                    --           (7,850)
                                         ---------       ---------
Net income (loss)                        $(32,608)       $ (8,000)
                                         =========       =========
                                                         less than
Earnings per share                       $   (.01)        $  (.01)
                                         =========       =========










See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Three Months Ended December 31, 2001 and 2000
                             (Unaudited)
                                            December 31,   December 31,
                                                 2001         2000
                                            -----------    ----------
 Operating activities:
  Net income                                   $(32,608)    $ (8,000)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                    8,850       13,895
  Amortization of capitalized software           12,391       16,408
  Realized gain on investments                       --        3,181

Changes in operating assets and liabilities:
  Decrease in accounts receivable               170,232       91,080
  Decrease in inventory and prepaid expenses     19,744       37,607
  Decrease in accounts payable and accrued
  expenses                                      (48,853)     (91,310)
 Deferred taxes                                      --       (7,850)
                                               ---------    ---------
Net cash provided by operating activities       129,756       55,011

Investing Activities:
 Net additions to investments                    (1,993)      (6,418)
 Net additions to capitalized software          (17,429)     (14,090)
 Net purchases of property, plant & equipment   ( 4,145)     (11,909)
                                               ---------    ---------
Net cash utilized in investing activities       (23,567)     (32,417)


Increase in cash                                106,189       22,594
Cash at beginning of period                      10,736        4,864
                                               ---------    ---------
Cash at end of period                         $ 116,925     $ 27,458
                                              ==========    =========



Supplemental disclosure of cash flow information:

                                           December 31,  December 31,
                                              2001           2000
                                           ----------    -----------
Cash paid during the period for interest     $   --         $   229





         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                         December 31, 2001

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of common shares was 3,350,000 for the periods ended December 31, 2001 and 2000.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------

1. Material changes in financial condition:

    For the three months ended December 31, 2001, the Company revenues from educational products were $131,426 compared to $147,140 in the same period of 2000 and $94,113 in 1999. Management believes that the results for the quarter ended December 31, 2001 may have been impacted by the economic events surrounding September 11. We expect that business will improve later in 2002.

	The Company is continuing to reduce spending and look for new opportunites to expand product lines in order to compete successfully in the test preparation market.


                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

February 15, 2001                       /s/Rosemary Comras
                                   Chief Accounting Officer