Form 10QSB
period 2002-03-31
INSTRUCTIVISION INC
filed 2002-05-15
CIK 770183

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB


          Quarterly Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 2002

               Commission file Number     000-14411


                      Instructivision, Inc.
-------------------------------------------------------
     (Exact name of registrant as specified in its charter)

       New Jersey                            22-2386359
-------------------------------             ------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


P.O.Box 2004, 16 Chapin Rd, Pine Brook NJ           07058
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (973)575-9992
                                                    --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [X]        NO [ ]

     As of March 31, 2002 there were 3,350,000 shares of Common
Stock, par value $.001 per share.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         March 31, 2002
                           (unaudited)
                                                  March 31,2002
                                                  -------------
                      ASSETS
Current assets:
 Cash                                              $    94,834
 Accounts receivables                                  116,838
 Investments                                           271,945
 Inventory                                             238,311
 Prepaid expenses                                        6,641
 Deferred taxes                                         45,000
                                                   -----------
   Total current assets                                773,569

Property and equipment at cost, less
 accumulated depreciation                               74,757

Other assets
 Capitalized software - net of amortization            199,319
 Deposits                                               28,484
 Deferred income taxes                                  23,500
                                                   -----------
   Total other assets                                  251,303
                                                   -----------
   Total assets                                    $ 1,099,629
                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $    13,296
 Accrued expenses                                       17,444
                                                   -----------
 Total current liabilities                              30,740

  Total Liabilities                                     30,740
                                                   -----------
Stockholders' equity:
 Common Stock, $.001 par value, 10,000,000 shares
  authorized, 3,350,000 shares, issued & outstanding     3,350
 Additional paid-in capital                          1,425,218
 Accumulated deficit                                  (292,099)
 Unrealized gain (loss) on investments, net of
  income tax OF $45,000                                (67,580)
                                                    -----------
   Total stockholder's equity                        1,068,889
                                                    -----------
   Total liabilities and stockholders equity        $1,099,629
                                                    ===========


           See accompanying notes to financial statements
Page 3



                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Six Months Ended March 31, 2002 and 2001
                             (unaudited)

                                      March 31,      March 31,
                                        2002           2001
                                      -----------   ----------

Revenues
Net sales
 Products                              $  285,227   $  277,234
 Services                                      --       84,610
                                       ----------    ---------
 Total sales                              285,227      361,844

Investment Income                          (4,876)      16,474
                                        ----------   ---------
 Total Revenues                           280,351      378,318

Costs and expenses
Cost of sales
   Products                               176,082      168,193
   Services                                    --      131,797
                                        ---------     ---------
 Total cost of sales                      176,082      299,990

General and administrative expenses       173,304      184,909
                                        ----------    ---------
 Total costs and expenses                 349,385      484,899
                                        ----------    ---------

Income (loss) before income taxes         (69,035)    (106,581)

Provision for income taxes                     --       (7,850)
                                        ----------    ---------
Net income (loss)                       $ (69,035)    $(98,731)
                                        ==========    =========

Earnings per share                      $   (.02)     $   (.03)
                                        =========     =========


          See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 2002 and 2001
                             (unaudited)

                                      March 31,      March 31,
                                        2002           2001
                                      ---------     ----------

Revenues
Net sales
 Products                              $ 153,801     $130,094
 Services                                     --       13,184
                                       ----------    ---------
 Total sales                             153,801      143,278


Investment Income (loss)                  (6,974)      (6,523)
                                        ---------    ---------
 Total Revenues                          146,827      136,755

Costs and expenses
Cost of sales
   Products                               86,350       70,440
   Services                                   --       65,584
                                        ---------    ---------
 Total cost of sales                      86,350      136,024

General and administrative expenses       96,904       91,462
                                        ---------    ---------
 Total costs and expenses                183,254      227,486
                                        ---------    ---------
Income (loss) before income taxes        (36,427)     (90,731)
Provision for income taxes                    --            --
                                        ---------    ---------
Net income (loss)                       $(36,427)     (90,731)
                                        =========    =========

Earnings (loss) per share                $ (.01)       $ (.03)
                                       ==========    =========


         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Six Months Ended March 30, 2002 and 2001
                             (Unaudited)
                                            March 30,   March 30,
                                              2002        2001
                                            ----------  ---------
 Operating activities:
  Net income                                $ (69,035)  $(98,731)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                 17,700     27,301
  Amortization of capitalized software         25,347     29,791
  Loss (gain) on sale of assets                 7,248     (3,464)

Changes in operating assets and liabilities:
  Decrease in accounts receivable             166,169    128,515
  Decrease in inventory and prepaid expenses   28,565     22,390
  Decrease in accounts payable and accrued
  expenses                                    (36,171)   (77,993)
 Deferred taxes                                    --     (7,850)
                                             ---------  ---------
Net cash provided by operating activities     139,823     19,959
Investing Activities:
 Net decrease (additions) to investments      (10,421)    36,563
 Net additions to capitalized software        (41,159)   (31,668)
 Net purchases of property, plant & equipment  (4,145)   (11,909)
                                             ---------  ---------
Net cash utilized in investing activities     (55,725)    (7,014)


Increase in cash                               84,098     12,945
Cash at beginning of period                    10,736      4,864
                                             ---------  ---------
Cash at end of period                        $ 94,834   $ 17,809
                                             =========  =========

Supplemental disclosure of cash flow information:

                                         March 31,     March 31,
                                          2002           2001
                                         --------      ---------
Cash paid during the year for interest    $   --        $   --





         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           March 31, 2002

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended March 31, 2002 and 2001.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

1. Material changes in financial condition:

    The working capital ratio as of March 31, 2002 was 25.2 as compared to 12.4 as of March 31, 2001.

    For the six months ended March 31, 2002, the Company had sales of $153,801, compared to $143,278 in 2001 and $203,016 in
2000. Pre-tax loss for the quarter ended March 31,2002 was $36,427 or 2 cents per share, compared to a loss of 3 cents per share in the period ended March 2001.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 15, 2002                       /s/Rosemary Comras
                                   President and
                                   Chief Accounting Officer