Form 10QSB
period 2002-06-30
INSTRUCTIVISION INC
filed 2002-08-14
CIK 770183

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB


          Quarterly Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 2002

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

                  YES [X]        NO [ ]

     As of June 30, 2002 there were 3,350,000 shares of Common
Stock, par value $.001 per share.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

                       INSTRUCTIVISION, INC
                         BALANCE SHEETS
                         June 30, 2002
                           (unaudited)
                                                   June 30,2002
                                                   -------------
                      ASSETS
Current assets:
 Cash                                               $   111,610
 Accounts receivables                                    76,784
 Investments                                            225,867
 Inventory                                              225,891
 Prepaid expenses                                         7,869
 Deferred taxes                                          63,400
                                                    -----------
   Total current assets                                 711,421

Property and equipment at cost, less
 accumulated depreciation                                67,485

Other assets
 Capitalized software - net of amortization             212,518
 Deposits                                                28,484
 Deferred income taxes                                   23,500
                                                    -----------
   Total other assets                                   264,502
                                                    -----------
   Total assets                                     $ 1,043,408
                                                    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                   $    23,885
 Accrued expenses                                        13,535
                                                    -----------
 Total current liabilities                               37,420

  Total Liabilities                                      37,420
                                                    -----------
Stockholders' equity:
 Common Stock, $.001 par value, 10,000,000 shares
  authorized, 3,350,000 shares, issued & outstanding      3,350
 Additional paid-in capital                           1,425,218
 Accumulated deficit                                   (327,322)
 Unrealized gain (loss) on investments, net of
  income tax of $63,400                                 (95,258)
                                                    ------------
   Total stockholder's equity                         1,005,988
                                                    ------------
   Total liabilities and stockholders equity        $ 1,043,408
                                                    ============


           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Nine Months ended June 30, 2002 and 2001
                             (unaudited)

                                       June 30,       June 30,
                                        2002           2001
                                      -----------   -----------

Revenues

Net sales
 Products                              $  414,795    $ 430,448
 Services                                      --       93,169
                                       ----------    ----------
 Total sales                              414,795      523,617

Gain on sale of assets	                       --       14,713
Investment Income (loss)                   (4,631)     (15,936)
                                        ----------   ----------
 Total Revenues                           410,164      522,394

Costs and expenses
Cost of sales
   Products                               270,669      263,506
   Services                                    --      151,704
                                        ---------     ---------
 Total cost of sales                      270,669      415,210

General and administrative expenses       243,753      272,573
                                        ----------    ---------
 Total costs and expenses                 514,422      687,783
                                        ----------    ---------

Income (loss) before income taxes        (104,258)    (165,389)

Provision for income taxes                     --        7,850
                                        ----------    ---------
Net income (loss)                       $(104,258)   $(157,539)
                                        ==========   ==========

Earnings per share                      $   (.03)     $   (.05)
                                        =========     =========







          See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended June 30, 2002 and 2001
                             (unaudited)

                                      June 30,       June 30,
                                        2002           2001
                                      ---------     ----------

Revenues
Net sales
 Products                              $ 129,568    $ 153,214
 Services                                     --        8,559
                                       ----------    ---------
 Total sales                             129,568      161,773

Gain on sale of assets                        --       14,713
Investment Income (loss)                     245      (32,410)
                                        ---------    ---------
 Total Revenues                          129,813      144,076

Costs and expenses
Cost of sales
   Products                               94,587       95,313
   Services                                   --       19,907
                                        ---------    ---------
 Total cost of sales                      94,587      115,220

General and administrative expenses       70,449       87,664
                                        ---------    ---------
 Total costs and expenses                165,036      202,884
                                        ---------    ---------
Income (loss) before income taxes        (35,223)     (58,808)
Provision for income taxes                    --            --
                                        ---------    ---------
Net income (loss)                       $(35,223)     (58,808)
                                        =========    =========

Earnings (loss) per share                $ (.01)       $ (.02)
                                       ==========    =========












         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Nine Months Ended June 30, 2002 and 2001
                             (Unaudited)
                                             June 30,    June 30,
                                              2002         2001
                                            ----------  ----------
 Operating activities:
  Net income                                $(104,258)  $(157,539)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                 26,500      39,483
  Amortization of capitalized software         32,949      47,869
  Disposal of equipment                            --     (14,713)
  Loss on sale of investments                   7,248      35,975
  Deferred taxes                                   --      (7,850)

Changes in operating assets and liabilities:
  Decrease in accounts receivable             206,223     101,515
  Decrease in inventory and prepaid expenses   39,757      15,612
  Decrease in accounts payable and accrued
  expenses                                    (29,491)    (86,452)
  Increase in deposits                             --     (15,359)
                                             ---------   ---------
Net cash provided by operating activities     178,928     (41,459)

Investing Activities:
 Net decrease (additions) to investments      (10,421)     97,411
 Net additions to capitalized software        (61,960)    (42,383)
 Purchases of property, plant & equipment      (5,673)    (32,648)
 Proceeds from sale of equipment                   --      24,500
                                             ---------   ---------
Net cash utilized in investing activities     (78,054)     46,880

Increase in cash                              100,874       5,421
Cash at beginning of period                    10,736       4,864
                                             ---------   ---------
Cash at end of period                        $111,610    $ 10,285
                                             =========   =========








         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           June 30, 2002

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended June 30, 2002 and 2001.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

1. Material changes in financial condition:

    The working capital ratio as of June 30, 2002 was 19:1 as compared to 14:1 as of June 30, 2001.

    For the quarter ended June 30, 2002, the Company had sales of $129,568, compared to $161,773 in 2001 and $154,080 in the same period in 2000. Pre-tax loss for the quarter ended June 30,2002 was $35,223 or 1 cents per share, compared to a loss of $58,808 or 2 cents per share in the period ended June 2001, and a loss of $105,910, or 3 cents per share, in the same period in 2000.

     The Company's sales of supplemental school products are cyclical, with approx. 40% of the revenues being realized in the fourth quarter ended September 30. Management anticipates that due to tighter local school budgets sales in the next quarter may be slightly lower than in the same quarter of last year.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INSTRUCTIVISION, INC.

August 14, 2002                       /s/Rosemary Comras
                                      President and
                                      Chief Accounting Officer