Form 10KSB
period 2002-09-30
INSTRUCTIVISION INC
filed 2002-12-18
CIK 770183

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                  Form 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 2002

                        Commission File Number 0-14411

                              Instructivision, Inc.
                              ---------------------
                 (exact name of registrant as specified in its charter)

            New Jersey                              22-2386359
     --------------------------------            -------------------
        (State of incorporation)                 (I.R.S. Employer
                                                 Identification No.)

              16 Chapin Rd, Unit 904, Pine Brook, NJ      07058
              ---------------------------------------    ---------
             (Address of principal executive offices)   (Zip code)

           Registrant's telephone number:      (973)575-9992

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

                             YES  x      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                            YES  x      NO

     The aggregate market value of the voting stock held by non-affiliates of the Company as of December 12, 2002 was $335,000 based on the over-the-counter closing bid price of .10 per share on December 2, 2002.

The number of shares of Common Stock, .001 par value, of the Company, issued and outstanding as of December 2, 2002 was 3,350,000.


                              PART I
ITEM 1, BUSINESS
----------------

GENERAL:

     Instructivision Inc. ("Company") is a multi-media publishing and production company of educational and instructional materials. The Company develops and produces supplemental educational software, softcover study guides, and video programs for elementary, middle and high school students preparing to take various state mandated proficiency tests and college entrance examinations. In addition to its own publications, the Company also develops content for textbooks of other publishers for fees or royalties. The Company's customers are educational institutions throughout the United States, however approximately 70% of its revenues are derived from sales to New Jersey schools.

     The Company also provides limited video production services, including duplication, CD-ROM and DVD authoring to businesses in the local area. Revenues from commercial video sales comprise less than 4% of the Company's income.

PRODUCTS

     The Company's principal educational products are as follows:

a) Workbooks and study guide titles
------------------------------------
ESPA SUCCESS WORK-A-TEXT in MATHEMATICS and LANGUAGE ARTS LITERACY
GEPA SUCCESS WORK-A-TEXT in MATHEMATICS and LANGUAGE ARTS LITERACY
HSPA SUCCESS WORK-A-TEXT in MATHEMATICS and LANGUAGE ARTS LITERACY PRE-HSPA WORK-A-TEXT IN MATHEMATICS and LANGUAGE ARTS
Pre-ESPA SUUCESS WORK-A-TEXT in MATHEMATICS and LANGUAGE ARTS LITERACY.

     The above-mentioned softcover books, developed to prepare students for the New Jersey State proficiency tests comprise approximately 45% of the Company's revenues.

     The Company also publishes the following supplemental test preparation workbooks and related study materials: SAT Excellerator workbooks, Improving ACT Scores, Key-It-In calculator practice books, CMT Success in Mathematics, and HSCT Success in Mathematics and Reading. The Company derives approximatedly 20% of its revenues from ACT and SAT related products.

b) Software
-----------
     The Company publishes the following proprietary software titles:

ESPA SUCCESS in MATHEMATICS and LANGUAGE ARTS
GEPA SUCCESS in MATHEMATICS and LANGUAGE ARTS
HSPA SUCCESS in MATHEMATICS and LANGUAGE ARTS
GEE21 SUCCESS in MATHEMATICS and English
FCAT SUCCESS IN MATHEMATICS and READING

SAT EXCELLERATOR, SAT EDGE CD, IMPROVING ACT SCORES,
MASTERING THE GED, STUDY SKILLS FOR SUCCESS

     Revenues from the sale of software comprise approximately 20% of the Company's business. All software is Windows 95,98,Me,2000,XP, as well as Macintosh OS 7.5+ systems compatible. The Company's software products are continuously updated to retain compatibility with all popular operating formats.

c) Other Revenues

     The Company receives royalties from Harcourt General as author of components of TEST BEST, a workbook series published in 1991. The amount received in fiscal year 2002 was $92,000 or 12% of the company's revenues.

d) Video Production

     The Company publishes a line of teacher and student directed video tapes which it creates in-house. The Company utilizes its own graphics, video taping and post-production facility for developing its proprietary multi-media products.

New Product Development:
------------------------
     The Company develops new products over a period of six to twelve months. Due to the frequent changes in state mandated proficiency tests, the Company revises many of its existing products on an annual basis.

Sales, Distribution and Marketing:
---------------------------------
     The Company's products are sold in highly competitive test preparation markets. Instructivision maintains a presence in the school market through a combination of sales representatives, distributors, direct marketing, trade show participation, and the Company's website. The majority of the Company's sales are generated through its New Jersey sales representatives.

     Orders for educational products are usually shipped within 1-3 days. The Company maintains a warehouse and distribution facility at its current location.

Seasonality of the business:
----------------------------
     The Company's business is seasonal and coincides with the traditional school year. As a consequence, sales in the fourth quarter are generally substantially higher than revenues in the other quarters.

Copyrights and Trademarks:
-------------------------
     The Company applied for copyrights for certain of its programs and software documentation related to these programs. However the granting of copyright protection cannot prevent the unauthorized copying of the Company's products. Where applicable, the Company utilizes non-disclosure and confidentiality agreements and other contractual arrangements with customers, consultants, employees and other third parties. While the enforceability of such agreements cannot be assured, the Company believes that they provide a deterrent to the use of information which may be proprietary to the Company, and in the event of any breach of such agree-ments, the Company intends to take appropriate legal action. There can be no assurance that competitors with substantially greater financial resources will not develop similar products outside the protection of any copyright that may be granted to the Company. Management believes that the competitive position of the Company depends primarily on the creative ability of its personnel and that its business will not be materially dependent on copyright protection.

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

     Some of the Company's video programs are marketed under the trade name "Inservice Video Network."

Competition:
------------
     The market for test preparation material is highly competitive, characterized by continual change in technology, and state initiated changes in content and subjects tested at a particular grade level. The test preparation industry is dominated by certain large corporations. Some of the Company's competitors are AMSCO, Kaplan, ETA Cuisenaire, AGS, SRA/McGraw Hill, Curriculum Associates, Educational Design and ETS. These competitors have more industry experience, and larger manufacturing and marketing capabilities than the Company. There already are a large number of textbooks, software, video and CD-Rom programs directed at preparing students for the myriad of tests given every year on the state level and for college admission.

     The Company plans to continue competing in the multimedia educational market on the basis of its experience in developing test preparation textbooks, software, and video tapes and its ability to integrate its material into new media formats, such as CD-ROM, DVD and the Internet.

Employees:
----------
     The Company had five full-time employees at September 30, 2002. The Company relies on educators, authors, editors, software programmer, on an as-needed basis, to develop and field test new products. The Company does not believe that the departure of any particular individual employee or sub-contractor would have a long-term adverse effect on the Company's operations. The Company anticipates maintaining this employment approach in the next fiscal year.

ITEM 2. PROPERTIES
------------------
     The Company's offices, warehouse and distribution facilities are located in a leased 5,500 sq. ft office and distribution facility in Pine

Brook, New Jersey. The monthly rent is approximately $5,700. Under the current lease, the Company is responsible for maintenance, property taxes and other occupancy costs. The current lease term will expire on June 30, 2006, with an option to renew for one additional five year period. The Company believes that the space will meet its needs for the foreseeable future and could accommodate a significant increase in its business.

ITEM 3 Legal Proceedings
------------------------
none

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fiscal year.

                       PART II
                       =======

ITEM 5. Market for the registrant's common equity and related stockholder matters
-------------------------------------------------------------------------
     The Company's common stock has been traded on a limited and sporadic basis in the over-the-counter market under the symbol "ISTC". The following table sets forth for the Company's fiscal periods indicated high and low bid quotation in the over-the-counter market for the Company's Common Stock. Quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                               Fiscal 2002       Fiscal 2001
                               High    Low       High     Low
                               -----------       ------------
First Quarter                  .25     .15       .25      .15
Second Quarter                 .25     .15       .25      .15
Third Quarter                  .22     .15       .25      .15
Fourth Quarter                 .15     .10       .25      .15

     As of December 12, 2002 there were approximately 240 stockholders of the Company's common stock. The Company has not paid any cash dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.
-----------------------------------------------------------------------

Results of Operations:
---------------------

     The Company's main source of working capital has been from the income generated by the test preparation material for elementary, middle and secondary public schools. The Company's operating ratio on September 30, 2002 was 20:1.

     For the fiscal years ended September 30, 2002, 2001, and 2000, the Company had revenues of $760,681, $880,586, and $884,005 respectively.

     Net income (loss) from operations before taxes for each of the three respective years ended September 30, were as follows:

                             2002           2001           2000
                           ---------     ---------      ---------
    Net income (loss)      $(17,576)     $(136,216)     $ 27,319

     Revenues from the fourth quarter which ended on September 30, 2002, decreased slightly to $345,886, compared to $355,192 in the prior fourth quarter of fiscal year 2001. The decrease of 2.8% relates mainly to the Company's products for the SAT. This test is scheduled to change in the near future.

Research and development:
------------------------
    The Company has several new school products under development, with two new products scheduled for publication in the next fiscal year.
Work in progress includes revisions of existing SAT, ACT and GED test preparation products scheduled for release by the middle of 2003. New study material for fifth and sixth grades are also scheduled for completion in 2003.

     Pre-publication costs of new products are amortized over the estimated useful life of the specific products.

General and administrative expenses:
-----------------------------------

    General and administrative expenses for the fiscal year ended
September 30, 2002 were $345,519 in 2002, or 7% lower than the previous year. The decrease was the result of lower rental and related expenses after the Company's move in 2001 to its current location.

Investments
------------
    The Company invests its excess cash in money market and mutual funds. The value of the Company's portfolio on December 2, 2002 was approximately $280,000.

    The Company believes that its cash on hand, cash generated from operations and its securities portfolio will be sufficient to fund current operating requirements and planned capital growth in the foreseeable future.

ITEM 7. Financial Statements and Supplementary Data
---------------------------------------------------
See attached Financial Statements.

ITEM 8.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------
none

                   PART III

ITEM 9. Directors and Executive Officers of Registrant
------------------------------------------------------

     The executive officer and directors of the Company, and further information concerning them, are as follows:

Rosemary Comras    62   President, Secretary/Treasurer and Chairman
                        of the Board of Directors
Marcus Ruger       71   Director
H. Dale Spaulding  63   Director
John Sico Jr.      56   Director

    Rosemary Comras, co-founder of the Company was elected President of the Company on March 12, 1996 and Chairman and Chief Executive Officer on September 4, 1996. From June 1985 to March 1996, she served as Vice President and Controller of the Company.

    Dr. Marcus Ruger has been a director of the Company since March 1986. He has been a consultant to ACT since September, 1995. Dr Ruger was employed as Director of Assessment Services for the Mountain Plains Regional Office of ACT from 1983 until September 1995. Dr. Ruger will continue to devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of time.

    Dr. Dale Spaulding was elected as director in April 1998. Dr. Spaulding was employed as principal of the Lampeter-Strasburg PA High School District from July 1973 till his retirement in September 1997. Dr. Spaulding served as director of the National Association of Secondary School Principals from 1993 to 1994 and as a member of the Board of Directors of the International Confederation of Principals from 1993 to 1996. Dr. Spaulding will devote only as much time to the affairs of the Company as is necessary to carry out his duties as a director, which is estimated to be a minimal amount of his time.

     Dr. John Sico Jr. was elected as director in April 2001. Dr. Sico is Assistant Superintendent of K-12 of Paterson New Jersey schools, a position he has held since 2000. Dr. Sico is the author of several of the Company's educational products. He will devote only as much time to his duties as a director as is necessary, which is estimated to be a minimal amount of his time.

     All of the directors of the Company were elected in 2001 to serve until the next annual meeting of the stockholders or until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

ITEM 10. Executive Compensation
-------------------------------
     The following table sets forth information concerning the compensation paid to Rosemary Comras, the Company's Chairman, President and CEO, during the previous two fiscal years. There are no executive officers of the Company for whom the total annual salary and bonus exceeds $100,000.

                       Fiscal Year   Salary     Other Compensation
                       ----------    -------    ------------------
Rosemary Comras         2001         $86,500         $4,452
Chairman, CEO           2002          88,460          5,550

    The Company has a three year employment agreement commencing September 1, 2000, with Rosemary Comras, President and CEO of the Company, at a current salary of $91,176/yr and a cash bonus of 2.5% of the Company's net profit before taxes.

     The Company may, in the future, offer disability insurance, re-imbursement of health insurance premiums and such other benefits as may be authorized by the Board of Directors. Presently, all full-time employees are entitled to Company paid health insurance benefits. No retirement, pension, profit sharing or other similar program has been adopted by the Company. No surviving warrants or stock options have been granted to any officer, director or other employee of the Company. However, such benefits may be adopted or options granted in the future, if they are authorized by the Board of Directors.

Compensation of Directors:
-------------------------
     Outside directors receive a compensation of $750 for each board meeting attended, and are reimbursed for the reasonable out-of-pocket expenses incurred in connection with the performance of their services as directors.

     Dr. John Sico Jr., a director of the Company, is the author of several of the Company's products, receives a royalty from the sale of those works. In fiscal year 2002, Dr.Sico received approximately $15,000 in royalties from the Company for his products.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock: (ii) each of the Company's officers and directors; and (iii) officers and directors of the Company as a group.

Name and address of     Amount and Nature of     Percentage of
Beneficial Owner        Beneficial Ownership     Ownership
-----------------       --------------------     -------------
Rosemary Comras               1,391,695(1)              41.5%

Rosemary Comras                 975,000                 29.1%
ITF Kevin Comras
and JoAnn Doniloski

Marcus Ruger                          -                     -
H.Dale Spaulding                      -                     -
John Sico Jr.                         -                     -
---------------------------------------------------------------
All officers and directors     2,366,695                70.6%
as a group (4 persons)

(1) includes 271,645 shares purchased in 2002

    The Company has not established nor adopted any equity compensation plans or individual compensation arrangements for its security holders.


ITEM 12. Certain Relationships and Related Transactions
-------------------------------------------------------
none


                           PART IV
                           -------

ITEM 13. Exhibits, Financial Statements, Schedules and Reports on
         Form 10KSB
-------------------------------------------------------------------

(a) 1. Financial Statements

(b) 2. Exhibits.
       none

REPORT OF INDEPENDENT AUDITORS




Board of Directors
Instructivision, Inc.



     We have audited the accompanying balance sheet of Instructivision, Inc. as of September 30, 2002, and the related statements of operations, and cash flows for the years ended September 30, 2002 and 2001, and stock-holders' equity for the year ended September 30, 2002. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instructivision, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.




STANLEY J. MORIN AND ASSOCIATES, P.C.



November 22, 2002

                        INSTRUCTIVISION, INC.
                          BALANCE SHEET
                         SEPTEMBER 30, 2002

                                                                2002
                                                           ------------
ASSETS
Current assets
   Cash                                                      $ 105,799
   Accounts receivable                                         233,310
   Investments                                                 174,353
   Inventory                                                   259,259
   Prepaid expenses                                              8,005
   Deferred income taxes                                        76,000
                                                             ---------
      Total current assets                                     856,726

Property and equipment at cost, less
   accumulated depreciation                                     58,616

Other assets
   Capitalized software - net of amortization                  164,923
   Deposits                                                     15,359
   Deferred income taxes                                        32,200
                                                            ----------
      Total other assets                                       212,482
                                                            ----------
      Total assets                                          $1,127,824
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                         $   26,944
   Accrued expenses                                             18,622
                                                            ----------
     Total current liabilities                                  45,566
                                                            ----------
     Total liabilities                                          45,566
                                                            ----------
Stockholders' equity

   Common Stock, $0.001 par value, 10,000,000 shares
   authorized, 3,350,000 shares issued and outstanding           3,350
   Additional paid-in capital                                1,425,218
   Accumulated earnings (deficit)                             (232,140)
   Unrealized gain on investment - net of income tax          (114,170)
                                                            ----------
   Total stockholders' equity                               $1,082,258
                                                            ----------
   Total liabilities and stockholders' equity               $1,127,824
                                                            ==========


See accompanying notes to financial statement

                      INSTRUCTIVISION, INC
                    STATEMENT OF OPERATIONS
         For the years ended September 30, 2002 and 2001

                                                2002           2001
                                             ----------    ----------
 Revenues
 Net sales: Products                         $ 760,681     $  781,879
            Services                                --         98,707
                                             ----------    -----------
 Total revenues                                760,681        880,586

Costs and expenses:
Cost of sales
  Products                                     418,367        418,853
  Services                                          --        169,197
                                             ----------     ----------
  Total cost of sales                          418,367        588,050

General and administrative expenses            345,519        371,334
Investment (income) loss                        14,371         57,418
                                             ----------     ----------
Income (loss) before income taxes              (17,576)      (136,216)
Provision for income taxes                      (8,500)        35,200
                                             ----------     ----------
Net Income (loss)                            $  (9,076)     $(171,416)
                                             ==========     ==========
Income (loss) per share                       less than
                                              $ (.01)         $  (.05)
                                             ==========     ==========

                     STATEMENT OF STOCKHOLDER'S EQUITY
                   For the Year Ended September 30, 2002

                  Common   Additional  Accumulated Cum. other     Total
                  Stock     paid-in     (Deficit)  Comprehens.
                            Capital     Earnings     Income
                  ------  -----------  ----------  ----------   ----------
Balance,
Sept.30,2001      $3,350  $1,425,218   $ (223,064)  $(87,612)*  $1,117,892

Net loss                                   (9,076)                  (9,076)

Net unrealized loss
on investment available
for sale, net of tax
of $17,500                                           (26,558)      (26,558)
                  ------  -----------  ----------  ----------   -----------
Balance,
Sept.30,2002      $3,350   $1,425,218  $ (232,140)  (114,170)   $1,082,258
                  ======  ===========  ==========  ==========   ===========

*Net of tax of $58,500


See accompanying notes to financial statements

                        INSTRUCTIVISION, INC
                       STATEMENT OF CASH FLOWS
              For the years ended September 30, 2002 and 2001


                                                       2002       2001
                                                    ---------- ---------

Operating activities:
Net income (loss)                                   $  (9,076) $(171,416)
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                         36,379     52,671
  Amortization of capitalized software                 55,774     59,981
  Loss (gain) on sale of depreciated assets               --     (17,405)
  Deferred income taxes                                (8,700)    35,000
  Loss (gain) on sale of investments                   17,250     94,860

Changes in operating assets and liabilities:
 (In)decrease in accounts receivable                   49,697    (54,213)
 (In)decrease in inventory and prepaid expenses         6,253     51,331
 (In)decrease in accounts payable and accrued
   expenses                                           (21,345)   (76,398)
                                                     ---------  ---------
Net cash provided (utilized) by operating activities  126,232    (25,589)

Investing activities:
 Additions to capitalized software                    (37,189)   (54,465)
 Purchases of property, plant and equipment            (6,683)   (61,132)
 Proceed from sale of assets                               --     24,500
 Purchases of investments                             (71,993)   (19,938)
 Proceeds from sale of investments                     71,571    157,855
 Decrease in deposits                                  13,125    (15,359)
                                                    ---------   ---------
Net cash provided(utilized) in investing activities  ( 31,169)    31,461
                                                    ----------  ---------

Increase in cash                                       95,063      5,872
Cash at beginning of year                              10,736      4,864
                                                    ----------  ---------
Cash at end of year                                   105,799     10,736
                                                    ==========  =========


Supplemental disclosure of cash flow information:
                                                       2002        2001
                                                    ---------   --------
Cash paid during the year for income taxes           $  200       $ 200
                                                     =======     =======




See accompanying notes to financial statements

                             INSTRUCTIVISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002

NOTE 1. Formation and Nature of Business
----------------------------------------
     Instructivision, Inc. operates in the educational service industry and produces education software, workbooks, and video programs for stud -ents, teachers, and educators. The Company also provides video production services to local businesses for training and advertising purposes.

NOTE 2. Summary of Significant Accounting Policies.
---------------------------------------------------
a. Inventory

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

   Capitalized costs are amortized over periods not exceeding five years on the straight line basis. Unamortized costs are carried at the lower of book value or net realizable value. Research costs incurred were in-significant for the years ended September 2002 and 2001, and have been expensed.

e. Earnings per Share

    Earnings per share are based on the weighted average number of common shares and common equivalent shares, if any, outstanding. The weighted average number of common shares used in computing earnings per share was 3,350,000 for each of the years ended September 30, 2002 and 2001. There were no common equivalent shares outstanding for either of these years.

f. Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial reporting period. Actual results could differ from these estimates.

NOTE 3. Investments
-------------------

     At September 30, 2002, investments consisted of securities classified as available for sale. Following are the market values as determined by quoted market prices and original cost of marketable securities available for sale as of September 30, 2002:

                       Market Value       Cost      Unrealized Gain(loss)
                       ------------   -----------   ---------------------
Various investments    $  174,353       $364,523           $(190,170)

     Included in shareholders' equity at September 30, 2002 is $114,170, net of income tax of $76,000, of unrealized loss on marketable securities available for sale. The cost basis of securities sold is determined by using specific identification.

NOTE 4 Inventory
----------------

     The components of inventory at September 30, 2002 are as follows:

                                                            2002
                                                          --------
         Finished goods (video)                           $ 23,734
         Finished goods (workbooks)                        235,525
                                                          --------
                                                          $259,259
                                                          ========

NOTE 5. Property and Equipment
------------------------------

     At September 30, 2002 property and equipment is comprised of the following:

                                         Life (yrs)     2001
                                         ---------    ---------
      Furniture and fixtures              3 -  8      $  44,778
      Video equipment and computers       3 - 10        354,706
      Leasehold improvements                   5         32,055
                                                      ---------
                                                        431,539
      Less accumulated depreciation                     372,923
                                                      ---------
      Net                                             $  58,616
                                                      =========

NOTE 6. Capitalized Software
----------------------------
     For the year ended September 30, 2002 accumulated amortization of costs related to computer software products held for sale was $381,136.

NOTE 7.  Fair value of Financial Instruments.
--------------------------------------------
     The Company has a number of financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 8. Income Taxes
--------------------
     Significant components of the Company's deferred income tax liabi-lities and assets as of September 30, 2002 are as follows:
                                                              2002
                                                            --------
Deferred tax liabilites:
    Depreciation                                            $  7,800
                                                            ---------
           Total                                               7,800
Deferred tax assets:
    Net operating loss carryforwards                         448,500
    Alternate minimum tax paid credit                         40,000
    Unrealized loss on investments                            76,000
    Valuation allowance                                     (448,500)
                                                            ---------
           Total                                             116,000
                                                           ----------
 Net deferred tax assets                                   $ 108,200
                                                           ==========

Significant components of the provision for income taxes are as follows:
                                                  2002         2001
                                               ----------    ---------
   Current:
      Federal                                   $     --     $     --
      State                                          200          200
                                                ---------    ---------
         Total current                               200          200
   Deferred:
      Federal                                     (6,500)      26,250
      State                                       (2,200)       8,750
                                                 --------    ---------
         Total deferred                           (8,700)      35,000
                                                 --------    ---------
         Total income tax expense (benefit)     $ (8,500)    $ 35,200
                                                =========    =========

     The net change in the valuation allowance for the year ended
September 30, 2002 and 2001 amounted to an increase of $3,050 and decrease of $9,750 respectively.

     The reconciliation of income tax from continuing operations computed at statutory rates to the Company's effective tax rate is as follows:
                                                           2002
                                                         -------
    Statutory rate                                         (30)%
    State income tax                                       (10)
    Changes in valuation allowance                          88
                                                         -------
    Total                                                   48%
                                                         =======

     The Company has available for Federal and State income tax purposes operating loss carryforwards and unused investment tax credits which may provide future tax benefits in the appropriate amounts expiring as follows:

                            Federal                      State
                     ---------------                --------------
Year of              Operating Loss                 Operating Loss
Expiration            Carryforwards                  Carryforwards
-----------          --------------                 ---------------
2002                   $ 192,000                        $       --
2003                         --                             35,000
2004                     144,000                           395,000
2005                         --                            154,000
2006                      15,000                           265,000
2007                         --                             18,000
2008                      65,000                               --
2009                     383,000                               --
2010                     135,000                               --
2011                     253,000                               --
2012                      19,000
                      -----------                      ------------
                      $1,206,000                       $   867,000
                      ===========                      ============

N0TE 9. Commitment and Contingencies
------------------------------------


a. Leases

    The Company currently leases space at 16 Chapin Rd, Pine Brook,
New Jersey, commencing June 1, 2001, to May 31, 2006. The Company is responsible for its prorata share of certain contingent expenses.
Rent expenses for the year ended September 30, 2002 and 2001, including contingent expenses, amounted to $88,484 and $139,600 respectively.

Future minimum annual rental commitment, not including escalation of certain contingent expenses, to September 30, 2006 is as follows:

                         Year             Amount
                        --------       ---------
                          2003          $ 55,055
                          2004            56,723

                          2005            57,860
                          2006            38,753
                                        --------
              Total                     $208,211
                                        ========

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


                                 INSTRUCTIVISION, INC
                                 Registrant

December 14, 2002                s/Rosemary Comras
                                 ----------------
                                 Principal Executive, Financial and
                                 Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                   Title and Capacity                  Date
------------------          --------------------             ---------

Rosemary Comras             President, Secretary/Treasurer   12/18/02
Marcus Ruger                Director                         12/18/02
H.Dale Spaulding            Director                         12/18/02
John Sico Jr                Director                         12/18/02