Form 10QSB
period 2002-12-31
INSTRUCTIVISION INC
filed 2003-02-18
CIK 770183

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

                 For the Quarterly Period Ended December 31, 2002
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

                         YES [X]        NO [ ]


As of December 31, 2002 there were 3,350,000 shares of Common Stock, par value $.001 per share, issued and outstanding.

                       Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust-ments necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information refer to the financial state-ments and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

                       INSTRUCTIVISION, INC
                          BALANCE SHEET
                        December 31, 2002
                           (unaudited)

                                               December 31,2002
                                               ----------------
                      ASSETS
Current assets:
 Cash and cash equivalents                        $   211,953
 Accounts receivables                                 154,563
 Investments                                          176,681
 Inventory                                            244,092
 Prepaid expenses                                      15,972
 Deferred tax assets                                   65,000
                                                   -----------
   Total current assets                               868,261

Property and equipment at cost, less
 accumulated depreciation                              56,547

Other assets

Capitalized software - net of amortization            154,783
Deposits                                               15,359
Deferred income taxes                                  32,200
                                                   -----------
 Total other assets                                   202,342
                                                   -----------
   Total assets                                    $1,127,150
                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $    33,069
 Accrued expenses                                      12,670
                                                    ----------
 Total current liabilities                             45,739

  Total Liabilities                                    45,739
                                                    ----------
Stockholders' equity:

Common Stock, $.001 par value, 10,000,000 shares
 authorized, 3,350,000 shares issued & outstanding       3,350

Additional paid-in capital                           1,425,218
Accumulated deficit                                   (248,825)
Unrealized loss on investments, net of
 income tax of $65,000                                ( 98,332)
                                                    -----------
 Total stockholder's equity                          1,081,411
                                                    -----------
 Total liabilities and stockholders equity          $1,127,150
                                                    ===========

           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENTS OF OPERATIONS
          For the Three Months Ended December 31, 2002 and 2001
                               (unaudited)

                                      December 31,      December 31,
                                         2002              2001
                                      -----------       -----------

Revenues

Net sales
 Products                              $  136,897       $ 106,981
 Royalties                                 60,000          24,445
                                       ----------       ----------
 Total sales                              196,897         131,426

Investment income (loss)                  (13,910)          2,098
                                        ----------      ----------
 Total revenues                           182,987         133,524

Costs and expenses
Cost of sales                              99,664          89,732

General and administrative expenses       100,008          76,400
                                         ---------       ---------
 Total costs and expenses                 199,672         166,132
                                         ---------       ---------
Income (loss) before income taxes         (16,685)        (32,608)

Provision for income taxes                    --               --
                                         ---------       ---------
Net income (loss)                        $(16,685)       $(32,608)
                                         =========       =========
                                         less than
Earnings per share                       $   (.01)        $  (.01)
                                         =========       =========
















See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENTS OF CASH FLOWS
            For the Three Months Ended December 31, 2002 and 2001
                             (Unaudited)

                                            December 31,   December 31,
                                                 2002         2001
                                            -----------    ----------
 Operating activities:

 Net income                                    $(16,685)    $(32,608)

  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                    6,865        8,850
  Amortization of capitalized software           25,830       12,391
  Realized loss on investments                   14,510           --


Changes in operating assets and liabilities:

  Decrease in accounts receivable                78,747      170,232
  Decrease in inventory and prepaid expenses      7,200       19,744
  In(De)crease in accounts payable and
   accrued expenses                                 173      (48,853)
                                               ---------    ---------
Net cash provided by operating activities       116,640      129,756

Investing Activities:

 Net reductions (increase) to investments        10,000       (1,993)
 Net additions to capitalized software          (15,690)     (17,429)
 Net purchases of property, plant & equipment    (4,796)     ( 4,145)
                                               ---------    ---------
Net cash utilized in investing activities       (10,486)     (23,567)


Increase in cash                                106,154      106,189

Cash at beginning of period                     105,799       10,736
                                               ---------    ---------
Cash at end of period                          $211,953     $116,925
                                               =========    =========








         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                         December 31, 2002


Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the number of common shares outstanding. The number of common shares was 3,350,000 for the periods ended December 31, 2002 and 2001.


Note 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
-----------------------------------------------------------------------

1. Material changes in financial condition:

    For the three months ended December 31, 2002, the Company's revenues were $196,897 compared to $131,426 in the same period of 2001 and $218,566 in 2000. Fluctuations in sales from quarter to quarter are caused by the timing when a new product is released and does not, in itself, significantly affect sales for the entire fiscal year. The Company expects to increase the number of new test preparation materials in the current fiscal year that could provide a continuing positive trend in revenues for the Company.

    Selling, general and administrative expenses increased 30% over the same period in the previous fiscal year due to higher direct mailing expenses and increase in professional fees incurred during the quarter just ended.

     Net loss for the quarter ended December 31, 2002 was $16,685, or less than 1% per share, down from $32,608, or 1% per share in the same quarter of last year.

Capital resources: The Company does not currently have any loans outstanding. Management believes that cash generated from operations will be sufficient to fund operating requirements and planned new product development in the foreseeable future. Management does not at this time anticipate the need for significant funding for capital expenditures.

2. Material changes in results of operations:  none

    Management expects that the current economic and political un-certainties will have no significant impact on the Company's operations.

                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.



February 15, 2003                  s/Rosemary Comras
                                   Principal Executive, Financial and
                                   Accounting Officer