Form 10QSB
period 2003-03-31
INSTRUCTIVISION INC
filed 2003-05-15
CIK 770183

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB


          Quarterly Report Pursuant to Section 13 or 15(d) of
                 The Securities Exchange Act of 1934

            For the Quarterly Period Ended March 31, 2003

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

                  YES [X]        NO [ ]

     As of March 31, 2003 there were 3,350,000 shares of Common
Stock, par value $.001 per share.

            Part I. - FINANCIAL INFORMATION

Note:    The following unaudited financial statements have been
prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

                       INSTRUCTIVISION, INC
                         BALANCE SHEET
                         March 31, 2003
                           (unaudited)
                                                    March 31,2003
                                                    -------------
                      ASSETS
Current assets:
 Cash                                                $   200,641
 Accounts receivables                                    143,822
 Investments                                             174,528
 Inventory                                               265,996
 Prepaid expenses                                         19,317
 Deferred taxes                                           58,000
                                                     ------------
   Total current assets                                  862,304

Property and equipment at cost, less
 accumulated depreciation                                 49,847

Other assets
 Capitalized software - net of amortization              130,283
 Deposits                                                 15,359
 Deferred income taxes                                    32,200
                                                     ------------
   Total other assets                                    177,842
                                                     ------------
   Total assets                                      $ 1,089,993
                                                     ============
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $    28,155
 Accrued expenses                                         21,667
                                                     ------------
 Total current liabilities                                49,822

  Total Liabilities                                       49,822
                                                     ------------
Stockholders' equity:
 Common Stock, $.001 par value, 10,000,000 shares
  authorized, 3,350,000 shares, issued & outstanding       3,350
 Additional paid-in capital                            1,425,218
 Accumulated deficit                                    (280,858)
 Unrealized gain (loss) on investments, net of
  income tax                                            (107,539)
                                                     ------------
   Total stockholder's equity                          1,040,171
                                                      -----------
   Total liabilities and stockholders equity         $ 1,089,993
                                                     ============


           See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Six Months Ended March 31, 2003 and 2002
                             (unaudited)

                                       March 31,      March 31,
                                         2003           2002
                                       ----------    ----------

Revenues
Net sales
 Products                              $ 293,708     $ 214,720
 Royalties                                59,598        70,507
                                       ----------    ----------
 Total sales                             353,306       285,227

Investment Income(loss)                  (13,133)       (4,876)
                                       ----------    ----------
 Total Revenues                          340,173       280,351

Costs and expenses
Cost of sales                            205,546       176,082


General and administrative expenses      183,345       173,304
                                       ----------    ----------
Total costs and expenses                 388,891       349,386
                                       ----------    ----------
Income (loss) before income taxes        (48,718)      (69,035)

Provision for income taxes                    --            --
                                       ----------    ----------
Net income (loss)                        (48,718)      (69,035)
                                       ==========    ==========
Earnings per share                      $   (.01)     $   (.02)
                                        =========     =========









          See accompanying notes to financial statements

                         INSTRUCTIVISION, INC.
                        STATEMENT OF OPERATIONS
          For the Three Months Ended March 31, 2003 and 2002
                           (unaudited)

                                      March 31,       March 31,
                                        2003           2002
                                      ----------     ----------

Revenues
Net sales
 Products                              $ 156,811      $ 107,739
 Royalties                                  (402)        46,062
                                       ----------     ---------
 Total sales                             156,409        153,801

Investment Income (loss)                     777         (6,974)
                                       ---------      ----------
 Total Revenues                          157,186        146,827

Costs and expenses
Cost of sales                            105,882         86,350

General and administrative expenses       83,337         96,904
                                       ----------     ----------
 Total costs and expenses                189,219        183,254
                                       ----------     ----------
Income (loss) before income taxes        (32,033)       (36,427)

Provision for income taxes                    --            --
                                       ----------     ----------
Net income (loss)                       $(32,033)     $ (36,427)
                                       ==========     ==========

Earnings (loss) per share                $ (.01)        $ (.01)
                                       ==========     ==========












         See accompanying notes to financial statements

                          INSTRUCTIVISION, INC.
                         STATEMENT OF CASH FLOWS
            For the Six Months Ended March 30, 2003 and 2002
                             (Unaudited)
                                               March 30,    March 30,
                                                 2003         2002
                                              ----------   ----------
Operating activities:
  Net income (loss)                           $ (48,718)   $ (69,035)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                   13,730       17,700
  Amortization of capitalized software           54,320       25,347
  Realized loss on sale of investments           14,510        7,248

Changes in operating assets and liabilities:
  Decrease in accounts receivable                89,488      166,169
  Decrease (increase) in inventory and
       prepaid expenses                         (18,049)      28,565
  Decrease (increase) in accounts payable and
    accrued expenses                              4,256      (36,171)
                                              ----------   ----------
Net cash provided by operating activities       109,537      139,823

Investing Activities:
 Net decrease (additions) to investments          9,946      (10,421)
 Net additions to capitalized software          (19,680)     (41,159)
 Net purchases of property, plant & equipment    (4,961)     ( 4,145)
                                              ----------   ----------
Net cash utilized in investing activities       (14,695)     (55,725)


Increase in cash                                 94,842       84,098
Cash at beginning of period                     105,799       10,736
                                              ----------   ----------
Cash at end of period                         $ 200,641    $  94,834
                                              ==========   ==========

Supplemental disclosure of cash flow information:

                                           March 31,     March 31,
                                             2003          2002
                                           --------      ---------
Cash paid during the year for taxes        $ 670.00           --





         See accompanying notes to financial statements

                        INSTRUCTIVISION, INC.
                NOTES TO INTERIM FINANCIAL STATEMENTS
                           March 31, 2003

Note 1. Basis of Presentation

     The financial statements included herein are unaudited. However, such information reflects all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the statements for the interim periods.

     The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2. Earnings Per Share

     Earnings per share is based on the weighted average number of common share outstanding. The weighted average number of common shares was 3,350,000 for the periods ended March 31, 2003 and 2002.

Part II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

1. Material changes in financial condition:

    The current ratio as of March 31, 2003 was 17:1. For the six months ended March 31, 2003, the Company had sales of $353,306, compared to $285,227 in 2002 and $361,844 in 2001. Pre-tax loss for the six months ended March 31,2003 was $48,718, or 1 cent per share, compared to a loss of $69,035, or 2 cents per share in the same period of last year, and a $98,731 loss, or 3 cents per share as of March 31, 2001. The Company expects slower sales in the third quarter due to lower school spending at the end of the fiscal school year.

     On May 12, 2003, the Company filed Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Securities Exchange Act of 1934 to terminate or suspend the duty to file reports under the provision of Rule 12g-4(a)(1)(i). The effective date of the termination is August 11, 2003.


                                    Signature

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSTRUCTIVISION, INC.

May 15, 2003                       /s/Rosemary Comras
                                   President and
                                   Chief Accounting Officer